Form 10-Q
period 2026-06-30
Digimarc Corp
filed 2026-08-14
CIK 2119322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-43301

DIGIMARC CORPORATION

(Exact name of registrant as specified in its charter)

Oregon	41-4528284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8500 SW Creekside Place, Beaverton, Oregon 97008

(Address of principal executive offices) (Zip Code)

(503) 469-4800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value Per Share	DMRC	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of August 7, 2026, there were 22,475,329 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$6,932	$9,820
Marketable securities	1,823	3,046
Trade accounts receivable, net	6,462	6,513
Other current assets	2,624	1,961
Total current assets	17,841	21,340
Property and equipment, net	872	1,104
Intangibles, net	13,766	17,045
Goodwill	8,937	9,056
Lease right of use assets	2,998	3,238
Other assets	1,429	1,175
Total assets	$45,843	$52,958
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$7,850	$4,359
Deferred revenue	4,613	3,993
Total current liabilities	12,463	8,352
Long-term lease liabilities	3,816	4,314
Other long-term liabilities	125	63
Total liabilities	16,404	12,729
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at June 30, 2026 and December 31, 2025)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 22,410 and 21,901 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	23	22
Additional paid-in capital	433,215	424,665
Accumulated deficit	(402,167)	(383,087)
Accumulated other comprehensive loss	(1,809)	(1,421)
Total shareholders’ equity - Digimarc Corporation	29,312	40,229
Non-controlling interest	127	—
Total equity	29,439	40,229
Total liabilities and equity	$45,843	$52,958

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Subscription	$3,742	$4,624	$8,110	$9,938
Service	3,646	3,386	6,856	7,440
Total revenue	7,388	8,010	14,966	17,378
Cost of revenue:
Subscription (1)	417	715	872	1,459
Service (1)	1,470	1,383	2,848	2,790
Amortization expense on acquired intangible assets	1,201	1,205	2,409	2,337
Total cost of revenue	3,088	3,303	6,129	6,586
Gross profit	4,300	4,707	8,837	10,792
Operating expenses:
Sales and marketing	2,414	3,231	4,496	8,309
Research, development and engineering	3,652	4,536	7,399	12,170
General and administrative	10,311	5,078	15,866	10,259
Amortization expense on acquired intangible assets	287	288	576	559
Total operating expenses	16,664	13,133	28,337	31,297
Operating loss	(12,364)	(8,426)	(19,500)	(20,505)
Other income, net	229	210	400	579
Loss before income taxes	(12,135)	(8,216)	(19,100)	(19,926)
Benefit (provision) for income taxes	4	(4)	3	(24)
Net loss	(12,131)	(8,220)	(19,097)	(19,950)
Net loss attributable to non-controlling interest	(17)	—	(17)	—
Net loss attributable to Digimarc Corporation	$(12,114)	$(8,220)	$(19,080)	$(19,950)

Net loss per share:
Net loss per share attributable to Digimarc Corporation common shareholders — basic	$(0.54)	$(0.38)	$(0.86)	$(0.93)
Net loss per share attributable to Digimarc Corporation common shareholders — diluted	$(0.54)	$(0.38)	$(0.86)	$(0.93)
Weighted average shares outstanding — basic	22,268	21,608	22,139	21,565
Weighted average shares outstanding — diluted	22,268	21,608	22,139	21,565

Comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax of $0	$16	$14	$(3)	$3
Foreign currency translation adjustment, net of tax of $0	(83)	1,355	(385)	2,034
Other comprehensive income (loss)	(67)	1,369	(388)	2,037
Net loss	(12,131)	(8,220)	(19,097)	(19,950)
Comprehensive loss	(12,198)	(6,851)	(19,485)	(17,913)
Comprehensive loss attributable to non-controlling interest	(17)	—	(17)	—
Comprehensive loss attributable to Digimarc Corporation	$(12,181)	$(6,851)	$(19,468)	$(17,913)

(1) Cost of revenue for Subscription and Service excludes amortization expense on acquired intangible assets.

The accompanying notes are an integral part of these consolidated financial statements.

 DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity

Three Months Ended June 30, 2026
Balance at March 31, 2026	10	$50	22,140	$22	$425,789	$(390,053)	$(1,742)	$—	$34,066
Issuance of common stock	—	—	81	1	635	—	—	—	636
Issuance of restricted common stock	—	—	96	—	—	—	—	—	—
Partnership capital contributions	—	—	—	—	—	—	—	50	50
Exercise of partnership equity options	—	—	—	—	—	—	—	6	6
Vesting of restricted stock units	—	—	152	—	—	—	—	—	—
Forfeiture of restricted common stock	—	—	—	—	(469)	—	—	—	(469)
Purchase of common stock	—	—	(59)	—	(577)	—	—	—	(577)
Stock-based compensation	—	—	—	—	7,925	—	—	—	7,925
Change in non-controlling interest ownership	—	—	—	—	(88)	—	—	88	—
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	16	—	16
Foreign currency translation adjustments	—	—	—	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	—	(12,114)	—	(17)	(12,131)
Balance at June 30, 2026	10	$50	22,410	$23	$433,215	$(402,167)	$(1,809)	$127	$29,439

Three Months Ended June 30, 2025
Balance at March 31, 2025	10	$50	21,548	$22	$414,768	$(362,508)	$(2,315)	$—	$50,017
Issuance of restricted common stock	—	—	47	—	—	—	—	—	—
Vesting of restricted stock units	—	—	98	—	—	—	—	—	—
Purchase of common stock	—	—	(36)	—	(503)	—	—	—	(503)
Stock-based compensation	—	—	—	—	3,820	—	—	—	3,820
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	14	—	14
Foreign currency translation adjustments	—	—	—	—	—	—	1,355	—	1,355
Net loss	—	—	—	—	—	(8,220)	—	—	(8,220)
Balance at June 30, 2025	10	$50	21,657	$22	$418,085	$(370,728)	$(946)	$—	$46,483

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
Six Months Ended June 30, 2026
Balance at December 31, 2025	10	$50	21,901	$22	$424,665	$(383,087)	$(1,421)	$—	$40,229
Issuance of common stock	—	—	81	1	635	—	—	—	636
Issuance of restricted common stock	—	—	96	—	—	—	—	—	—
Partnership capital contributions	—	—	—	—	—	—	—	50	50
Exercise of partnership equity options	—	—	—	—	—	—	—	6	6
Vesting of restricted stock units	—	—	305	—	—	—	—	—	—
Vesting of performance restricted stock units	—	—	255	—	—	—	—	—	—
Forfeiture of restricted common stock	—	—	—	—	(469)	—	—	—	(469)
Purchase of common stock	—	—	(228)	—	(1,462)	—	—	—	(1,462)
Stock-based compensation	—	—	—	—	9,934	—	—	—	9,934
Change in non-controlling interest ownership	—	—	—	—	(88)	—	—	88	—
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(3)	—	(3)
Foreign currency translation adjustments	—	—	—	—	—	—	(385)	—	(385)
Net loss	—	—	—	—	—	(19,080)	—	(17)	(19,097)
Balance at June 30, 2026	10	$50	22,410	$23	$433,215	$(402,167)	$(1,809)	$127	$29,439

Six Months Ended June 30, 2025
Balance at December 31, 2024	10	$50	21,495	$21	$415,049	$(350,778)	$(2,983)	$—	$61,359
Issuance of restricted common stock	—	—	47	—	—	—	—	—	—
Vesting of restricted stock units	—	—	147	—	—	—	—	—	—
Vesting of performance restricted stock units	—	—	49	—	—	—	—	—	—
Purchase of common stock	—	—	(81)	1	(2,049)	—	—	—	(2,048)
Stock-based compensation	—	—	—	—	5,085	—	—	—	5,085
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	3	—	3
Foreign currency translation adjustments	—	—	—	—	—	—	2,034	—	2,034
Net loss	—	—	—	—	—	(19,950)	—	—	(19,950)
Balance at June 30, 2025	10	$50	21,657	$22	$418,085	$(370,728)	$(946)	$—	$46,483

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(19,097)	$(19,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and write-off of property and equipment	300	284
Amortization of acquired intangible assets	2,985	2,896
Amortization and write-off of other intangible assets	635	639
Amortization of lease right of use assets under operating leases	240	201
Stock-based compensation	9,934	5,031
Increase (decrease) in allowance for doubtful accounts	15	311
Changes in operating assets and liabilities:
Trade accounts receivable	84	(442)
Other current assets	(857)	1,447
Other assets	(456)	(201)
Accounts payable and other accrued liabilities	3,300	79
Deferred revenue	616	(71)
Lease liability and other long-term liabilities	(336)	(398)
Net cash provided by (used in) operating activities	(2,637)	(10,174)
Cash flows from investing activities:
Purchase of property and equipment	(95)	(253)
Capitalized patent costs	(190)	(208)
Proceeds from maturities of marketable securities	2,351	13,741
Purchases of marketable securities	(1,127)	(3,355)
Net cash provided by (used in) investing activities	939	9,925
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	262	—
Non-controlling interest capital contributions	56	—
Purchase of common stock	(1,462)	(2,048)
Repayment of loans	(17)	(18)
Net cash provided by (used in) financing activities	(1,161)	(2,066)
Effect of exchange rate on cash	(29)	59
Net increase (decrease) in cash and cash equivalents	(2,888)	(2,256)
Cash and cash equivalents at beginning of period	9,820	12,365
Cash and cash equivalents at end of period	$6,932	$10,109
Supplemental disclosure of cash flow information:
Cash received (paid) for income taxes, net	$(10)	$(28)
Supplemental schedule of non-cash investing activities:
Property and equipment and patent costs in accounts payable	$66	$178
Stock-based compensation capitalized to software and patent costs	$—	$54
Supplemental schedule of non-cash financing activities:
Issuance of shares pursuant to Employee Stock Purchase Plan	$377	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(UNAUDITED)

1. Description of Business and Significant Accounting Policies

Description of Business

Digimarc Corporation ("Digimarc" or "the Company"), an Oregon corporation, is building the trust layer for the modern world. As artificial intelligence ("AI") accelerates how people produce, share, and interact with the world, the risks of fraud, counterfeiting, and misinformation are growing exponentially.

Digimarc's innovative, highly scalable, and ultra-secure solutions make it possible for consumers, businesses, and intelligent systems to instantly verify what's real, protect what matters, and transact with confidence. Digimarc's solutions for retail loss prevention, product authentication, and digital trust and integrity are built to counter the speed and sophistication of today's AI-enabled threats. Trusted by a consortium of the world's central banks (the "Central Banks") to deter the counterfeiting of global currency, Digimarc exists to protect the truth in every interaction, spanning both the physical and digital worlds.

Physical Digimarc Solutions	Digital Digimarc Solutions
Anti-Counterfeiting: Restore trust with counterfeit resistant packaging and product verification.	Internal Compliance: Ensure policy compliance and prevent misuse of digital assets.
Counterfeiting Deterrence: Deter digital counterfeiting of global currencies.	Leak Detection: Identify leaked information and its source instantly.
Product Swap Prevention: Reduce weight-based shrink at grocery checkouts.	Piracy Prevention: Gain insight into - and control of - digital asset use.
Recycling: Boost product sustainability while revealing never-before-seen data.	Provenance & Authenticity: Restore trust and ensure fair use of digital assets.
Secure Gift Cards: Fight gift card fraud with automated tamper detection.	Royalty Monitoring: Ensure content creators and owners receive proper payment.

Corporate Reorganization

On April 30, 2026, the shareholders of DMRC LLC (f/k/a Digimarc Corporation), the predecessor entity ("Predecessor"), approved, and, on May 15, 2026, the Predecessor completed, a corporate reorganization pursuant to an Agreement and Plan of Reorganization dated March 12, 2026 (the "corporate reorganization"). Under the corporate reorganization, Digimarc Corporation (f/k/a Deschutes Parent, Inc.) ("Holdings"), a newly formed Oregon corporation, became the parent holding company of the Predecessor. To effect the corporate reorganization, Deschutes Merger Sub, Inc. ("Merger Sub"), a wholly owned subsidiary of Holdings, merged with and into the Predecessor, with the Predecessor surviving the merger and becoming a wholly owned subsidiary of Holdings. As part of the corporate reorganization each outstanding share of common stock of the Predecessor was converted into the right to receive one share of Holdings common stock; each outstanding share of preferred stock of the Predecessor was converted into the right to receive one corresponding share of Holdings preferred stock; each outstanding option to purchase shares of common stock of the Predecessor was assumed by Holdings and became exercisable for an equivalent number of shares of Holdings common stock; and each outstanding restricted stock award, restricted stock unit award, and other equity-based award of the Predecessor was assumed by Holdings and remained subject to substantially the same terms and conditions that applied immediately prior to the corporate reorganization.

Following the merger, the Predecessor was converted into an Oregon limited liability company and renamed "DMRC LLC", and Holdings filed Articles of Amendment to its Amended Articles of Incorporation with the Secretary of State of the State of Oregon to change its name to "Digimarc Corporation." Digimarc Corporation succeeds as the U.S. Securities and Exchange Commission ("SEC") reporting entity and its common stock continues to trade on Nasdaq under the symbol "DMRC."

The corporate reorganization was accounted for as a transaction among entities under common control. Accordingly, the historical carrying values of the assets and liabilities and the historical consolidated financial statements were carried forward.

Interim Consolidated Financial Statements

Our significant accounting policies are detailed in "Note 1: Description of Business and Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 11, 2026 (the "2025 Annual Report").

The accompanying interim consolidated financial statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to fairly reflect the financial condition and the results of operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States ("U.S. GAAP") have been condensed or omitted in accordance with the rules and regulations of the SEC.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the 2025 Annual Report. The results of operations for the interim periods presented in these consolidated financial statements are not necessarily indicative of the results for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of Digimarc Corporation and DMRC LLC and its subsidiaries. Digimarc Corporation holds a controlling financial interest in DMRC LLC and its subsidiaries through its ownership and governance rights and has concluded that DMRC LLC and its subsidiaries constitute a variable interest entity ("VIE") for the purposes of consolidation under Accounting Standards Codification ("ASC") Topic 810 "Consolidation". Ownership interests in DMRC LLC and its subsidiaries held by other members are reflected as non-controlling interest ("NCI"), as applicable. All intercompany transactions and balances have been eliminated.

Non-controlling Interest

NCI reflects the portion of income or loss and the corresponding equity attributable to other members' equity interests in DMRC LLC and its subsidiaries, measured using the Hypothetical Liquidation at Book Value method. NCI is presented as a separate component of Shareholders' Equity on the Company's Consolidated Balance Sheets to clearly distinguish between the Company's equity interests and the economic interests of other members. Net loss and comprehensive loss attributable to Digimarc, as reported in the Consolidated Statements of Operations and Comprehensive Loss, is presented net of the portion of net loss and comprehensive loss attributable to other members.

Liquidity

Under the rules of ASC Subtopic 205-40 "Presentation of Financial Statements-Going Concern" ("ASC 205-40"), companies are required to evaluate whether conditions and/or events raise substantial doubt about their ability to meet their future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation takes into account a company’s current available cash and projected cash needs over the one year evaluation period but may not consider things beyond its control, such as increasing revenue or the future exercise of outstanding financial assets.

The Company has a history of incurring negative cash flows and depending on future results the Company may continue to incur negative cash flows in the future. The Company’s management believes current cash, cash equivalents, and marketable securities of $8,755 at  June 30, 2026, will not be sufficient to fund the Company’s operations, as currently planned, for at least 12 months from this Form 10-Q filing, unless the Company is able to grow revenues, raise additional capital, and/or reduce planned operating costs. Under ASC 205-40, substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans, as necessary, to secure additional capital in the future through increased revenue, partnerships, financing activities, and/or other sources to carry out the Company’s planned business activities. If additional capital is not available on acceptable terms, or at all, when required, the Company may need to take steps to contain costs until such funding is received, which could have a material adverse effect on the Company’s business.

Accounting Pronouncements Issued But Not Yet Adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, "Income Statement (Subtopic 220-40) - Reporting Comprehensive Income - Expense Disaggregation Disclosures." The ASU requires disaggregated disclosure of income statement expenses, primarily on disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This authoritative guidance will be effective for the Company starting in the fiscal year ending December 31, 2027 for annual periods and in the first quarter of the fiscal year ending December 31, 2028 for interim periods, with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU on the Company’s disclosures.

In  September 2025, the FASB issued ASU No. 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," which includes amendments intended to modernize the accounting for software costs by removing references to software development stages and clarifying the capitalization threshold. The amendments are effective for annual periods beginning after  December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments  may be applied prospectively, retrospectively, or through a modified transition approach. The Company is currently evaluating the effect of adopting this ASU on the Company’s consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU No. 2025‑11, "Interim Reporting (Topic 270): Narrow‑Scope Improvements," which provides amendments intended to clarify interim disclosure requirements and improve the usability and consistency of interim financial reporting. The amendments are effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, and for all other entities for interim reporting periods within annual reporting periods beginning after December 15, 2028, with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU on the Company’s disclosures.

In December 2025, the FASB issued ASU No. 2025‑12, "Codification Improvements," which includes amendments designed to clarify, correct, or enhance various areas of the FASB Accounting Standards Codification. These amendments do not introduce new accounting requirements but are intended to improve the clarity and consistency of the existing guidance. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU on the Company’s disclosures.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

2. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued liabilities, approximate their carrying values due to the short-term nature of these instruments. The Company’s marketable securities are classified as available-for-sale and are reported at fair value. Unrealized holding gains and losses are excluded from earnings and are reported net of tax in "accumulated other comprehensive loss" in the Consolidated Balance Sheets until realized. Realized gains and losses are included in "other income, net" in the Consolidated Statements of Operations and Comprehensive Loss and are derived using the specific identification method for determining the cost of marketable securities sold.

In accordance with ASC Topic 820 "Fair Value Measurements and Disclosures," the Company defines its fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, in the following:

•	Level 1 Pricing inputs are quoted prices available in active markets for identical investments as of the reporting date.

•

Level 2 Pricing inputs are quoted for similar investments, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. Level 2 includes investments valued at quoted prices adjusted for legal or contractual restrictions specific to these investments.

•

Level 3 Pricing inputs are unobservable for the investment; that is, the inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

The Company’s fair value hierarchy for its cash equivalents and marketable securities was as follows:

June 30, 2026	Level 1	Level 2	Level 3	Total
Money market securities	$1,777	$—	$—	$1,777
Commercial paper	—	3,539	—	3,539
Corporate notes	—	920	—	920
Federal agency notes	—	903	—	903
Total	$1,777	$5,362	$—	$7,139

December 31, 2025	Level 1	Level 2	Level 3	Total
Money market securities	$1,210	$—	$—	$1,210
Commercial paper	—	7,093	—	7,093
Federal agency notes	—	2,223	—	2,223
Corporate notes	—	923	—	923
Total	$1,210	$10,239	$—	$11,449

The fair value maturities of the Company’s cash equivalents and marketable securities as of June 30, 2026, were as follows:

	Maturities by Period
		Less than	1-5	5-10	More than
	Total	1 year	years	years	10 years
Cash equivalents and marketable securities	$7,139	$7,139	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include commercial paper, money market securities, corporate notes, and federal agency notes totaling $5,316 and $8,403 at  June 30, 2026 and December 31, 2025, respectively. Cash equivalents are carried at either cost or fair value, depending on the type of security.

3. Revenue Recognition

The Company derives its revenue primarily from software subscriptions and software development services. Applicable revenue recognition criteria are considered separately for each performance obligation as follows:

•	Subscription revenue consists primarily of revenue earned from subscription fees for access to the Company’s SaaS platform and products and, to a lesser extent, licensing fees for software products and intellectual property. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

•	Service revenue consists primarily of revenue earned from the performance of software development services and, to a lesser extent, professional services. The majority of software development contracts are structured as time and materials agreements. Revenue for services is generally recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Customer arrangements may contain multiple deliverables such as software platform subscriptions, software product subscriptions, and professional services. Subscriptions and services offered are usually distinct performance obligations. When they are not capable of being distinct, they are combined with other subscriptions or services until a distinct performance obligation is identified. To determine the transaction price, management considers the terms of the contract and the Company’s customary business practices. Some contracts may contain variable consideration. In those cases, management estimates the amount of variable consideration based on the sum of probability-weighted amounts in a range of possible consideration amounts. As part of this assessment, management evaluates whether any of the variable consideration is constrained and if it is, it is not included in the transaction price. The consideration is allocated between distinct performance obligations based on their stand-alone selling prices. When the standalone selling prices are not directly observable, management makes estimates based on reasonably available information, including market conditions, specific factors affecting the Company, and information about the customer. The Company recognizes the revenue associated with each performance obligation as the obligation is fulfilled, which for subscriptions is typically recognized ratably over time, and for services is typically recognized when they are performed.

All revenue recognized in the Consolidated Statements of Operations and Comprehensive Loss is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major target market in the Company’s single reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Commercial:
Subscription	$3,442	$4,324	$7,510	$9,338
Service	202	39	261	835
Total Commercial	3,644	4,363	7,771	10,173
Government:
Subscription	$300	$300	$600	$600
Service	3,444	3,347	6,595	6,605
Total Government	3,744	3,647	7,195	7,205
Total	$7,388	$8,010	$14,966	$17,378

The Company has contract assets from contracts with customers that are classified as "trade accounts receivable" in the Consolidated Balance Sheets. See Note 8 for more information about trade accounts receivable.

The Company has contract assets from capitalized contract acquisition costs that are classified as "other current assets" and "other assets" in the Consolidated Balance Sheets. These contract acquisition costs are recognized in proportion to the revenue recognized from the contract they are associated with.

The following table provides information about contract assets:

	June 30,	December 31,
	2026	2025
Contract acquisition costs in other current assets	$132	$193
Contract acquisition costs in other assets	127	176
Total	$259	$369

The Company has contract liabilities from contracts with customers that are classified as "deferred revenue" and "other long-term liabilities" in the Consolidated Balance Sheets. Contract liabilities consist of billings in advance for subscriptions and services for which the performance obligation has not been satisfied.

The following table provides information about contract liabilities:

	June 30,	December 31,
	2026	2025
Contract liabilities in deferred revenue	$4,613	$3,993
Contract liabilities in other long-term liabilities	13	17
Total	$4,626	$4,010

The Company recognized $2,690 of revenue during the six months ended June 30, 2026, that was included in the contract liability balance as of December 31, 2025.

The aggregate amount of the transaction prices from contractual obligations that are unsatisfied or partially unsatisfied was $35,923 and $27,989 as of June 30, 2026, and December 31, 2025, respectively. As of June 30, 2026, the Company expects approximately $18,165 to be recognized during the next twelve months, approximately $7,140 to be recognized in the subsequent twelve months, and approximately $10,618 to be recognized thereafter.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

4. Segment Information

Significant Segment Expenses

The Company derives its revenue from a single reporting segment: identification and authentication solutions. Revenue is generated in this segment primarily through software subscriptions and software development services. The Company manages its business activities on a consolidated basis. In addition, the Chief Executive Officer of the Company, as the chief operating decision-maker ("CODM"), reviews the Company’s operating results and makes decisions to allocate resources based on consolidated financial information. As such, the Company has one single reportable segment. The CODM uses consolidated net income (loss) as a performance measure and total consolidated assets as an asset measure, to assess performance of the Company, to allocate working capital, and to monitor budget versus actual results.

The following table illustrates reported segment revenue, segment profit and loss, and significant segment expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Subscription	$3,742	$4,624	$8,110	$9,938
Service	3,646	3,386	6,856	7,440
Total revenue	7,388	8,010	14,966	17,378
Cost of revenue:
Subscription (1)	417	715	872	1,459
Service (1)	1,470	1,383	2,848	2,790
Amortization expense on acquired intangible assets	1,201	1,205	2,409	2,337
Total cost of revenue	3,088	3,303	6,129	6,586
Operating expenses:
Cash compensation	5,048	5,310	9,698	17,352
Stock-based compensation	7,525	3,573	9,186	4,695
Professional services and consultants	2,409	1,989	5,889	4,842
Software and hardware	520	685	1,033	1,538
Depreciation and amortization	532	568	1,096	1,043
Other segment items (2)	630	1,008	1,435	1,827
Total operating expenses	16,664	13,133	28,337	31,297
Operating loss	(12,364)	(8,426)	(19,500)	(20,505)
Other income, net	229	210	400	579
Benefit (provision) for income taxes	4	(4)	3	(24)
Net loss	$(12,131)	$(8,220)	$(19,097)	$(19,950)

(1)	Cost of revenue for Subscription and Service excludes amortization expense on acquired intangible assets.
(2)	Other segment items include training and travel expenses, recruiting expenses, rent and facility expenses, bad debt expenses and other miscellaneous costs.

Geographic Information

The Company markets its products in the U.S. and in non-U.S. countries through its sales personnel and partners. Revenue by geographic area, based upon the "bill-to" location, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Domestic	$1,371	$2,327	$3,238	$4,473
International (1)	6,017	5,683	11,728	12,905
Total	$7,388	$8,010	$14,966	$17,378

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

The following customers accounted for 10% or more of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	51%	45%	48%	41%
Customer B	11%	11%	12%	15%
Customer C	*	10%	*	*

*	Less than 10%

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

5. Stock-Based Compensation

Stock-based compensation includes expense charges for all stock-based awards to employees, members and directors. These awards include restricted stock awards ("RSA"), restricted stock units ("RSU"), performance restricted stock units ("PRSU"), time-vested long-term incentive plan units ("TVU"), performance-vested long-term incentive plan units ("PVU"), and shares offered for purchase under the Company's Employee Stock Purchase Plan ("ESPP").

Stock-based compensation expense related to internal labor is capitalized to software and patent costs based on direct labor hours charged to capitalized software and patent costs.

Determining Fair Value

Restricted Stock Awards

The fair value of RSAs that vest upon meeting a service condition is based on the fair market value of the Company’s common stock on the date of the grant (measurement date) and is recognized on a straight-line basis over the service period of the award, which is generally three to four years for employee grants and one to three years for director grants.

Restricted Stock Units

The fair value of RSU awards that vest upon meeting a service condition is based on the fair market value of the Company’s common stock on the date of the grant (measurement date) and is recognized on a straight-line basis over the service period of the award, which is generally three to four years for employee grants.

Performance Restricted Stock Units

The fair value of PRSU awards that vest upon meeting a service condition and a performance condition, such as the Company exceeding a future annual recurring revenue target, is determined based on the fair market value of the Company’s common stock on the date of the grant (measurement date), adjusted for probability of achievement of the performance criteria as of each reporting date, and is recognized on a straight-line basis over the service period of the award, which is generally one to three years for employee grants. The probability of achievement is subject to judgment, and could change from period to period, impacting the amount of expense to be recognized.

The fair value of PRSU awards that vest upon meeting a service condition and a market condition, such as the Company exceeding shareholder returns as compared to an index of peer companies or exceeding certain share price thresholds, is determined on the date of grant (measurement date) using the Monte Carlo valuation model. The Company recognizes the fair value of the award on a straight-line basis over the service period of the award, which is generally three years for employee grants.

Long Term Incentive Plan Units ("LTIP")

The fair value of TVU awards that vest upon meeting a service condition is based on the fair market value of the Company's common stock on the date of the grant (measurement date) and is recognized on a straight-line basis over the service period of the award, which is generally three to four years.

The fair value of PVU awards that vest upon meeting a service condition and a market condition, such as the Company exceeding certain share price thresholds, is determined on the date of grant (measurement date) using the Monte Carlo valuation model. The Company recognizes the fair value of the award on a straight-line basis over the service period of the award, which is generally two to four years.

The following inputs are used in the Monte Carlo valuation models to estimate the fair value:

Stock Price. The stock price represents the fair market value of the Company’s common stock on the date of the grant.

Expected Volatility. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock based on historical prices over the most recent period commensurate with the term of the award.

Risk-Free Interest Rate. The Company determines the risk-free interest rate using current U.S. treasury yields for bonds with a maturity commensurate with the term of the award.

PRSU Monte Carlo Valuation Inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock price	$9.80	$13.16	$9.80	$13.16
Expected volatility	73.9%	70.9%	73.9%	70.9%
Risk-free interest rate	4.1%	3.8%	4.1%	3.8%

PVU Monte Carlo Valuation Inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock price	$9.54	$—	$9.54	$—
Expected volatility	82.9%	—%	82.9%	—%
Risk-free interest rate	4.0%	—%	4.0%	—%

Employee Stock Purchase Program

The fair value of shares offered for purchase under the Company's ESPP is determined at the beginning of each offering period (measurement date) using the Black-Scholes valuation model. The Company recognizes the fair value of the award on a straight-line basis over the service period of the award, which is eighteen months.

The following inputs are used in the Black-Scholes valuation model to estimate the fair value:

Stock Price. The stock price represents the fair market value of the Company's common stock on the measurement date.

Expected Volatility. The Company estimates the volatility of its common stock at the measurement date based on the historical volatility of its common stock based on historical prices over the most recent period commensurate with the term of the award.

Risk-Free Interest Rate. The Company determines the risk-free interest rate using current U.S. treasury yields for bonds with a maturity commensurate with each term of the offering period.

Term. The term represents the number of months between the start of the offering period and each purchase date in the offering period.

ESPP Black-Scholes Valuation Inputs:

Six Months Ended June 30,
2026
Stock price	$11.33
Expected volatility	91.9%
Risk-free interest rate	3.9%
Expected term	1.00

Stock-Based Compensation

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation:
Cost of revenue	$401	$253	$747	$390
Sales and marketing	362	795	418	1,150
Research, development and engineering	700	1,221	1,320	1,628
General and administrative	6,462	1,502	7,449	1,863
Stock-based compensation expense	7,925	3,771	9,934	5,031
Capitalized to software and patent costs	—	49	—	54
Total stock-based compensation	$7,925	$3,820	$9,934	$5,085

The following table sets forth total unrecognized compensation costs related to non-vested stock-based awards granted under the Company’s stock incentive plans:

	June 30,	December 31,
	2026	2025
Total unrecognized compensation costs	$16,016	$13,110

Total unrecognized compensation costs will be adjusted based on updates to the estimated future achievement of performance conditions on PRSU awards as well as for any future forfeitures if and when they occur.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

The Company expects to recognize the total unrecognized compensation costs as of June 30, 2026, for all non-vested stock-based awards over weighted average periods through  June 30, 2030, as follows:

	RSAs	RSUs	PRSUs	TVUs	PVUs	ESPP
Weighted average period (in years)	1.03	1.63	1.77	0.25	0.25	0.77

As of June 30, 2026, under the Company's stock incentive plan, an additional 1,070 shares remained available for future grants, and under the Company's ESPP, an additional 134 shares remained available for future offering periods. The Company issues new shares upon the grants of RSAs, upon vesting of RSU and PRSU awards, upon purchase of ESPP shares, and upon redemption for TVUs and PVUs. The Company also reduces shares available for future grants under the stock incentive plan upon vesting of TVUs and PVUs, at which point each vested TVU and PVU may be redeemed for an equivalent number of common shares at the option of the unitholder.

Restricted Stock Awards Activity

The following table presents the unvested RSA activity:

		Weighted
		Average
	Number of	Grant Date
Three Months Ended June 30, 2026:	Shares	Fair Value
Unvested balance at March 31, 2026	83	$15.32
Granted	96	$7.33
Vested	(55)	$13.51
Forfeited	—	$—
Unvested balance at June 30, 2026	124	$9.96

		Weighted
		Average
	Number of	Grant Date
Six Months Ended June 30, 2026:	Shares	Fair Value
Unvested balance at December 31, 2025	85	$15.77
Granted	96	$7.33
Vested	(57)	$14.24
Forfeited	—	$—
Unvested balance at June 30, 2026	124	$9.96

The fair value of RSAs vested is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fair value of RSAs vested	$413	$295	$425	$596

Restricted Stock Units Activity

The following table presents the unvested RSU award activity:

		Weighted
		Average
	Number of	Grant Date
Three Months Ended June 30, 2026:	Units	Fair Value
Unvested balance at March 31, 2026	474	$14.40
Granted	672	$9.62
Vested	(152)	$8.60
Forfeited	(39)	$11.74
Unvested balance at June 30, 2026	955	$12.06

		Weighted
		Average
	Number of	Grant Date
Six Months Ended June 30, 2026:	Units	Fair Value
Unvested balance at December 31, 2025	584	$15.32
Granted	749	$9.12
Vested	(305)	$10.12
Forfeited	(73)	$16.06
Unvested balance at June 30, 2026	955	$12.06

The fair value of RSU awards vested is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fair value of RSU awards vested	$1,448	$1,311	$2,209	$3,037

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Performance Restricted Stock Units Activity

The following table presents the unvested PRSU award activity:

		Weighted
		Average
	Number of	Grant Date
Three Months Ended June 30, 2026:	Units	Fair Value
Unvested balance at March 31, 2026	223	$23.53
Change in units based on performance expectations	—	$—
Granted	190	$14.92
Vested	—	$—
Forfeited	(60)	$7.13
Unvested balance at June 30, 2026	353	$21.67

		Weighted
		Average
	Number of	Grant Date
Six Months Ended June 30, 2026:	Units	Fair Value
Unvested balance at December 31, 2025	533	$20.70
Change in units based on performance expectations	(26)	$22.17
Granted	190	$14.92
Vested	(255)	$12.86
Forfeited	(89)	$14.80
Unvested balance at June 30, 2026	353	$21.67

The fair value of PRSU awards vested is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fair value of PRSU awards vested	$—	$—	$1,373	$1,707

TVU Award Activity

The following table presents the unvested TVU award activity:

		Weighted
		Average
	Number of	Grant Date
Three Months Ended June 30, 2026:	Units	Fair Value
Unvested balance at March 31, 2026	—	$—
Granted	367	$9.54
Vested	(92)	$9.54
Forfeited	—	$—
Unvested balance at June 30, 2026	275	$9.54

		Weighted
		Average
	Number of	Grant Date
Six Months Ended June 30, 2026:	Units	Fair Value
Unvested balance at December 31, 2025	—	$—
Granted	367	$9.54
Vested	(92)	$9.54
Forfeited	—	$—
Unvested balance at June 30, 2026	275	$9.54

The fair value of TVU awards vested is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fair value of TVU awards vested	$876	$—	$876	$—

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

PVU Award Activity

The following table presents the unvested PVU award activity:

Weighted
Average
	Number of	Grant Date
Three Months Ended June 30, 2026:	Units	Fair Value
Unvested balance at March 31, 2026	—	$—
Granted	683	$3.89
Vested	—	$—
Forfeited	—	$—
Unvested balance at June 30, 2026	683	$3.89

Weighted
Average
	Number of	Grant Date
Six Months Ended June 30, 2026:	Units	Fair Value
Unvested balance at December 31, 2025	—	$—
Granted	683	$3.89
Vested	—	$—
Forfeited	—	$—
Unvested balance at June 30, 2026	683	$3.89

Employee Stock Purchase Plan Activity

ESPP Activity is as follows:

Six Months Ended June 30,
2026
Shares Issued	56
Weighted Average Purchase Price	$8.00
Weighted Average Fair Value of Purchase Rights	$5.59

6. Shareholders' Equity

Common Stock

In June 2026, the Company entered into a Sales Agreement, whereby the Company may sell from time to time through Needham & Company, LLC, as its sales agent, the Company's common stock having an aggregate offering price of up to $17,500.

For the three and six months ended June 30, 2026, the Company sold 24 shares at an average price of $12.59 per share under this Sales Agreement totaling $304 of cash proceeds, less $42 of commissions and stock issuance costs.

As of June 30, 2026, there is $17,196 available for future issuance under the Sales Agreement.

Non-controlling Interest

On April 30, 2026, shareholders approved a corporate reorganization, which allows the Digimarc Compensation & Talent Management ("C&TM") Committee of the Board of Directors to issue LTIP units of DMRC LLC, in the form of TVUs and PVUs, to certain key employees who otherwise would be issued equity incentive awards under the Digimarc Corporation 2018 Incentive Plan (the "2018 Incentive Plan"). LTIP units represent equity interests in DMRC LLC and participate in profits and losses of DMRC LLC. Upon vesting of LTIP units, to the extent that DMRC LLC generates the requisite profit and/or value appreciation, such LTIP units may, at the election of the unit holder, be redeemed for a commensurate number of shares of common stock of Digimarc. LTIP unit equity interests represent additional equity interests in DMRC LLC not controlled by Digimarc. As such, the Company has classified these equity interests as "Non-controlling interest" in the Company's Consolidated Balance Sheets.

On May 19, 2026, the C&TM Committee approved the grant of 1,050 LTIP units to Riley McCormack consisting of 367 TVUs and 683 PVUs that will vest based on the satisfaction of applicable service and market conditions.

7. Earnings Per Share

The Company calculates basic and diluted earnings per share in accordance with ASC No. 260, "Earnings Per Share."

Basic earnings per share excludes dilution and is calculated by dividing earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing earnings by the weighted-average number of common shares, as adjusted for the potentially dilutive effect of unvested RSUs and PRSUs, outstanding ESPP purchase rights, and vested but not redeemed LTIP units. The dilutive effect of unvested RSUs and PRSUs, outstanding ESPP purchase rights, and vested but not redeemed LTIP units is determined using the treasury stock and if-converted method, as applicable. RSAs are included in shares outstanding on the date of grant.

The following table reconciles earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic Earnings (Loss) per Share:
Net loss — basic	$(12,131)	$(8,220)	$(19,097)	$(19,950)
Weighted average shares outstanding — basic	22,268	21,608	22,139	21,565
Net loss per share — basic	$(0.54)	$(0.38)	$(0.86)	$(0.93)

Diluted Earnings (Loss) per Share:
Net loss — diluted	$(12,131)	$(8,220)	$(19,097)	$(19,950)
Weighted average shares outstanding — diluted	22,268	21,608	22,139	21,565
Net loss per share — diluted	$(0.54)	$(0.38)	$(0.86)	$(0.93)

The following table indicates the stock equivalents related to unvested RSUs and PRSUs, and vested but unredeemed TVUs and PVUs that were anti-dilutive and excluded from diluted earnings (loss) per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Anti-dilutive shares due to net loss	92	2	92	61

8. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivables are recorded at the contractual or invoiced amount.

	June 30,	December 31,
	2026	2025
Trade accounts receivable, current	$7,235	$7,271
Trade accounts receivable, long-term	42	90
Allowance for doubtful accounts	(773)	(758)
Trade accounts receivable, net	$6,504	$6,603
Unpaid deferred revenue included in trade accounts receivable	$1,553	$2,597

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Allowance for Doubtful Accounts

The Company’s accounts receivables are subject to concentrations of credit risk. The Company maintains an allowance for its doubtful accounts receivable to reflect any estimated credit losses. The allowance is established in accordance with the current expected credit loss model, which requires the estimation of expected credit losses over the contractual life of financial assets. The allowance is calculated using a forward-looking probability-weighted approach based on historical loss experience, current economic conditions, and reasonable and supportable forecasts. The Company records the allowance in "general and administrative" expense in the Consolidated Statements of Operations and Comprehensive Loss, up to the amount of revenue recognized to date for each account. Any incremental allowance is recorded as an offset to "deferred revenue" in the Consolidated Balance Sheets. Accounts receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success.

Unpaid Deferred Revenue

The unpaid deferred revenue that is included in trade accounts receivable is billed in accordance with the provisions of the contracts with the Company’s customers.

Major Customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	June 30,	December 31,
	2026	2025
Company A	34%	47%
Company B	19%	19%
Company C	15%	*

*	Less than 10%

9. Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance are charged to expense when incurred.

Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally two to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life or the lease term.

	June 30,	December 31,
	2026	2025
Software	$6,065	$6,061
Equipment	2,656	2,621
Leasehold improvements	192	227
Office furniture and fixtures	63	63
Gross property and equipment	8,976	8,972
Accumulated depreciation	(8,104)	(7,868)
Property and equipment, net	$872	$1,104

10. Goodwill

The Company performs its annual goodwill impairment test during the second quarter of each fiscal year or whenever events or changes in circumstances indicate that the carrying value may exceed the fair value. If the carrying value exceeds the estimated fair value, an impairment is recorded. The Company operates as a single reporting unit. The Company estimates the fair value of its single reporting unit using a market approach, which takes into account the Company’s market capitalization plus an estimated control premium. No impairment charges were recorded for the six months ended June 30, 2026 and 2025.

Balance at December 31, 2025	$9,056
Currency translation adjustments	(119)
Balance at June 30, 2026	$8,937

11. Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the three and six months ended June 30, 2026 and 2025.

Patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, but generally approximates seventeen years.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	June 30,	December 31,
	(years)	2026	2025
Capitalized patent costs	~17	$8,564	$8,795

Intangible assets acquired:
Developed technology	5	23,733	24,095
Customer relationships	10	11,341	11,514
Purchased intellectual property	10	250	250
Gross intangible assets		43,888	44,654
Accumulated amortization		(30,122)	(27,609)
Intangibles, net		$13,766	$17,045

The amortization of capitalized patent costs, purchased intellectual property, and developed technology is recorded in "cost of revenue" and the amortization of customer relationships is recorded in "operating expenses" in the Consolidated Statements of Operations and Comprehensive Loss.

Amortization expense on intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization expense	$1,595	$1,625	$3,204	$3,162

For intangible assets recorded at June 30, 2026, the estimated future aggregate amortization expense for the years ending December 31, 2026 through December 31, 2030 is as follows:

Amortization
Expense
Remainder of 2026	$3,154
2027	1,554
2028	1,545
2029	1,522
2030	1,490

12. Leases

The Company accounts for leases in accordance with ASC No. 842, "Leases."

In February 2022, the Company entered into a sublease agreement and lease extension agreement for office space in Beaverton, Oregon to move the Company’s corporate headquarters. The term of the sublease and lease extension runs through September 2030, with remaining rent payments as of June 30, 2026, totaling $5,818 plus operating expenses, payable in monthly installments. The first 26 months of rent payments and operating expenses were abated to cover the remaining lease term on the Company’s former corporate headquarters.

All of the Company’s leases are operating leases. The following table provides additional details of leases presented in the Consolidated Balance Sheets:

	June 30,	December 31,
	2026	2025
Lease right of use assets	$2,998	$3,238
Lease liabilities, current	$963	$899
Lease liabilities, long-term	$3,816	$4,314

Weighted-average remaining life (in years)	4.2	4.7
Weighted-average discount rate	9%	9%

The current lease liabilities are included in "accounts payable and other accrued liabilities" in the Consolidated Balance Sheets.

The carrying value of the lease right of use assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment charges were recorded for the three and six months ended June 30, 2026 and 2025.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Operating lease expense is included in "operating expenses" in the Consolidated Statements of Operations and Comprehensive Loss and in "cash flows from operating activities" in the Consolidated Statements of Cash Flows. The operating leases include variable lease payments, which are included in operating lease expense. Additional details of the Company’s operating leases are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$408	$373	$757	$742
Cash paid for operating leases	$508	$466	$951	$918

The table below reconciles the aggregate cash payment obligations for the next five years and total of the remaining years for the operating lease liability recorded in the Consolidated Balance Sheets as of June 30, 2026:

Cash
Payment
Obligations
Remainder of 2026	$683
2027	1,397
2028	1,296
2029	1,389
2030	1,066
Thereafter	—
Total lease payments	5,831
Imputed interest	(1,052)
Total minimum lease payments	$4,779

In December 2025, the Company entered into a sub-sublease agreement for the Company's corporate headquarters in Beaverton, Oregon, whereby the Company agreed to sub-sublease 38 thousand of the 65 thousand square feet of the building to another tenant. The term of the sub-sublease began on March 1, 2026, and runs through September 2030. The Company has recognized net sublease income of $146 and $194 for the three and six months ended June 30, 2026, respectively in the Consolidated Statements of Operations. The remaining rent payments owed to the Company under the sub-sublease are $2,751.

13. Accounts Payable and Accrued liabilities

The components of accounts payable and accrued liabilities are summarized below:

	June 30,	December 31,
	2026	2025
Accrued liabilities	$5,317	$2,959
Accounts payable	1,570	501
Lease liabilities, current	963	899
Accounts payable and other accrued liabilities	$7,850	$4,359

14. Other Income

The following table provides activity in other income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$84	$178	$185	$432
Refundable tax credit	21	—	39	87
Foreign currency gains (losses)	120	32	124	60
Other income (loss)	4	—	52	—
Other income, net	$229	$210	$400	$579

15. Income Taxes

The benefit (provision) for income taxes reflects current taxes and deferred taxes. The effective tax rate for each of the three and six months ended June 30, 2026 and 2025 was 0%.

The valuation allowance against net deferred tax assets as of June 30, 2026, was $114,925, an increase of $2,179 from $112,746 as of December 31, 2025. The Company continues to maintain a full valuation allowance against its net deferred tax assets, as management has concluded that it is more likely than not that such deferred tax assets will not be realized. The Company will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. Future reversals of the valuation allowance would result in a tax benefit in the period recognized.

Excess tax deficiencies of $185 and $748 were recognized in the benefit (provision) for income taxes for the three months ended June 30, 2026 and 2025, respectively, which were offset by $185 and $748 of valuation allowance, respectively. Excess tax deficiencies of $3,153 and $879 were recognized in the benefit (provision) for income taxes for the six months ended June 30, 2026 and 2025, respectively, which were offset by $3,153 and $879 of valuation allowance, respectively.

16. Commitments and Contingencies

Certain of the Company’s product and services agreements include an indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with ASC No. 450 "Contingencies." To date, there have been no claims made under such indemnification provisions.

The Company is subject to certain legal proceedings, including ongoing securities and derivative matters, as previously disclosed in the Company's Annual Report on Form 10-K for the Year Ended December 31, 2025. On February 9, 2026, the Predecessor and the now former Chief Executive Officer and current Chief Financial Officer of the Company moved to dismiss the class action lawsuit captioned Ullom v. Digimarc Corp., et al., No. 3:25-cv-00779-JR (the "Ullom Action"). On February 11, 2026, the two derivative lawsuits filed in the Circuit Court of the State of Oregon for the County of Multnomah, Johnson v. McCormack et al., No. 25-cv-56998 (the "Johnson Action") and Sperry v. McCormack et al., No. 26-cv-00621 (the "Sperry Action"), were consolidated and remain stayed pending resolution of the defendants' motion to dismiss in the Ullom Action. On June 23, 2026, the magistrate judge issued findings and a recommendation that the motion to dismiss filed by the Predecessor and the now former Chief Executive Officer and current Chief Financial Officer of the Company in the Ullom Action be granted and that judgment be entered dismissing the Ullom Action. The findings and recommendation are subject to review by the district judge and do not constitute a final order or judgment. The consolidated federal derivative actions, which were filed nominally on behalf of the Predecessor, remain stayed pending resolution of the Ullom Action. In addition, the derivative lawsuits filed in the Circuit Court of the State of Oregon for the County of Multnomah, the Johnson and the Sperry Actions, which were also filed nominally on behalf of the Predecessor, remain consolidated and stayed. The defendants, including the Company, believe they have defenses to the claims and are responding accordingly.

17. Subsequent Events

CEO Transition

The Board of Directors of the Company appointed Paul Carreiro as President and Chief Executive Officer ("CEO") of the Company, effective July 6, 2026. In connection therewith, the C&TM Committee approved an annualized base salary of $500, an initial performance bonus opportunity at a target of 100%, prorated and guaranteed at a minimum of 100% for 2026, and the grant of 1,060 LTIP Units to Mr. Carreiro consisting of 307 TVUs and 753 PVUs that will vest over time based on the satisfaction of applicable service and market conditions. Additionally, the C&TM Committee approved the entry into an Executive Retention Agreement, dated July 6, 2026, with Mr. Carreiro.

In connection with the appointment of Mr. Carreiro, Riley McCormack's service as President and CEO concluded effective July 5, 2026. Pursuant to the terms of Mr. McCormack's existing employment and retention agreements, he received cash severance benefits of $677 comprising of 18-months of his current salary and 18 months of health-insurance premiums. Mr. McCormack also received $469 of cash in exchange for the forfeiture of 60 vested PRSU awards to facilitate payment of personal income tax obligations. Additionally, pursuant to the terms of his existing employment and retention agreements, the remaining 64 unvested PRSUs, the remaining 275 unvested TVUs, and 263 of the 683 unvested PVUs became 100% vested upon completion of his service as President and CEO on July 5, 2026. Mr. McCormack's remaining 420 unvested PVUs are eligible to vest over the remaining performance period upon the satisfaction of applicable market conditions with no remaining service conditions. The total cash payment to Mr. McCormack of $1,146 was accrued as of June 30, 2026 within "accrued liabilities" in the Consolidated Balance Sheets and was paid to Mr. McCormack in July 2026. Stock-based compensation expense associated with Mr. McCormack's one-time accelerated vesting of equity awards was expensed on an accelerated pro rata basis over Mr. McCormack's remaining service period through July 5, 2026, including $5,372 during the three months ended June 30, 2026, and $544 that will be expensed during the three months ending  September 30, 2026.

Shelf Registration

On July 7, 2026, the Company filed a new shelf registration statement on Form S-3. The new shelf registration statement became effective on July 13, 2026, and expires on July 13, 2029. Under the new shelf registration statement, the Company may sell securities in one or more offerings up to $50,000.

On July 13, 2026, upon the new shelf registration becoming effective, the Company's prior shelf registration statement expired with $67,196 unused.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Digimarc that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. See the discussion regarding forward-looking statements included in this Quarterly Report on Form 10-Q under the caption "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are also urged to carefully review and consider the disclosures made in Part II, Item 1A ("Risk Factors") of this Quarterly Report on Form 10-Q and in the audited consolidated financial statements and related notes included in our 2025 Annual Report, and other reports and filings we have made with the SEC.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to "Company," "Digimarc," "we," "our," and "us" refer to Digimarc Corporation.

All dollar amounts within the tables below are in thousands. The percentages within the tables may not sum to 100% due to rounding.

Digimarc, Illuminate, and the circle-d logo are registered trademarks of Digimarc Corporation. EVRYTHNG and EVRYTHNG PRODUCT CLOUD are registered trademarks of EVRYTHNG Limited ("EVRYTHNG"), a subsidiary of Digimarc.

Overview

Digimarc, an Oregon corporation, is building the trust layer for the modern world. As artificial intelligence ("AI") accelerates how people produce, share, and interact with the world, the risks of fraud, counterfeiting, and misinformation are growing exponentially. The impacts of these threats are evidenced by:

•	Consumers demanding more transparency into how, where, and by whom products are made.

•	Brands and creators facing rampant counterfeiting and intellectual property theft.

•	Retailers losing hundreds of billions of dollars annually to shrink and theft.

•	Enterprises experiencing an increase in information leaks and digital manipulation.

•	AI-generated content blurring reality, sowing confusion and mistrust.

•	Regulators increasing pressure on companies to prove product authenticity and data integrity.

Our innovative, highly scalable, and ultra-secure solutions make it possible for consumers, businesses, and intelligent systems to instantly verify what's real, protect what matters, and transact with confidence. Our solutions for retail loss prevention, product authentication, and digital trust and integrity are built to counter the speed and sophistication of today's AI-enabled threats. Trusted by a consortium of the world's central banks (the "Central Banks") to deter the counterfeiting of global currency, we exist to protect the truth in every interaction, spanning both the physical and digital worlds.

Physical Digimarc Solutions	Digital Digimarc Solutions
Anti-Counterfeiting: Restore trust with counterfeit resistant packaging and product verification.	Internal Compliance: Ensure policy compliance and prevent misuse of digital assets.
Counterfeiting Deterrence: Deter digital counterfeiting of global currencies.	Leak Detection: Identify leaked information and its source instantly.
Product Swap Prevention: Reduce weight-based shrink at grocery checkouts.	Piracy Prevention: Gain insight into - and control of - digital asset use.
Recycling: Boost product sustainability while revealing never-before-seen data.	Provenance & Authenticity: Restore trust and ensure fair use of digital assets.
Secure Gift Cards: Fight gift card fraud with automated tamper detection.	Royalty Monitoring: Ensure content creators and owners receive proper payment.

Our commercial solutions run on the Illuminate® platform—a high-performance, hyper-scalable, and ultra-secure software as a service ("SaaS") cloud-based platform for digital connectivity. Tested and trusted by some of the most highly demanding and mission-critical ecosystems in the world, the Illuminate platform provides the tools for the application of advanced digital watermarks and dynamic Quick Response ("QR") codes, Application Programming Interfaces ("APIs") that allow for direct integration into other mission critical systems, AI-assisted authentication workflows, and a centralized repository for capturing insights about digital interactions as well as automating activities based on that information.

The foundational digital watermarking technology used in our commercial solutions is backed by decades of innovation and inventions. It is also the same technology we use to deter digital counterfeiting of global currencies as part of our almost 30-year relationship with the Central Banks. This relationship was the first commercially successful large-scale use of our technologies and today protects hundreds of billions of banknotes in circulation around the world.

Our intellectual property contains many innovations in digital watermarking, content and object recognition, product authentication, and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 670 U.S. and foreign patents granted and applications pending as of June 30, 2026. The patents in our portfolio each have a life of approximately 20 years from the patent’s effective filing date.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with Generally Accepted Accounting Principles in the United States ("GAAP") requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. There have been no significant changes in our significant accounting policies described in Part II, Item 7 of our 2025 Annual Report.

Results of Operations

The following table presents Consolidated Statements of Operations data for the periods indicated as a percentage of total revenue. Unless stated otherwise, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to the three and six months ended June 30, 2026, and all changes discussed with respect to such period reflect changes compared to the three and six months ended June 30, 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Percentages are percent of total revenue
Revenue:
Subscription	51%	58%	54%	57%
Service	49%	42%	46%	43%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription (1)	6%	9%	6%	8%
Service (1)	20%	17%	19%	16%
Amortization expense on acquired intangible assets	16%	15%	16%	13%
Total cost of revenue	42%	41%	41%	38%
Gross profit	58%	59%	59%	62%
Operating expenses:
Sales and marketing	33%	40%	30%	48%
Research, development and engineering	49%	57%	49%	70%
General and administrative	140%	63%	106%	59%
Amortization expense on acquired intangible assets	4%	4%	4%	3%
Total operating expenses	226%	164%	189%	180%
Operating loss	(167)%	(105)%	(130)%	(118)%
Other income, net	3%	3%	3%	3%
Loss before income taxes	(164)%	(103)%	(128)%	(115)%
Benefit (provision) for income taxes	—%	(—)%	—%	(—)%
Net loss	(164)%	(103)%	(128)%	(115)%
Net loss attributable to non-controlling interest	(—)%	—%	(—)%	—%
Net loss attributable to Digimarc Corporation	(164)%	(103)%	(128)%	(115)%

(1)	Cost of revenue for Subscription and Service excludes amortization expense on acquired intangible assets.

Summary

Total revenue for the three months ended June 30, 2026, decreased $0.6 million, or 8%, to $7.4 million, compared to $8.0 million for the three months ended June 30, 2025. Subscription revenue decreased $0.9 million, primarily reflecting a decrease of $0.8 million from the expiration of a commercial contract in October 2025. Service revenue increased $0.3 million, primarily reflecting higher service revenue from existing commercial and government customers.

Total revenue for the six months ended June 30, 2026, decreased $2.4 million, or 14%, to $15.0 million, compared to $17.4  million for the six months ended June 30, 2025. Subscription revenue decreased $1.8 million, primarily reflecting a decrease of $2.3 million from the expiration of two commercial contracts in 2025, partially offset by higher subscription revenue from new and existing commercial contracts. Service revenue decreased $0.6 million, primarily reflecting a $0.5 million decrease in commercial service revenue from HolyGrail 2.0 recycling projects, as that work was previously completed.

Total operating expenses for the three months ended June 30, 2026, increased $3.5 million, or 27%, to $16.7 million, compared to $13.1 million for the three months ended June 30, 2025. The increase primarily reflects increases in stock-based compensation expense of $4.0 million and professional services costs of $0.4 million, partially offset by decreases in cash compensation of $0.3 million, software and hardware costs of $0.2 million, and other costs of $0.4 million. The $4.0 million increase in stock-based compensation expense includes $5.4 million of one-time expense related to the acceleration of unvested equity awards held by our former Chief Executive Officer ("CEO"), partially offset by $1.4 million of lower stock-based compensation expense largely due to a lower number of employee stock grants. The $0.4 million increase in professional services costs includes $0.4 million of one-time costs associated with the recent corporate reorganization. The $0.3 million decrease in cash compensation costs includes $1.0 million of lower costs largely due to lower headcount, partially offset by one-time cash severance costs of $0.7 million paid to the former CEO.

Total operating expenses for the six months ended June 30, 2026, decreased $3.0 million, or 9%, to $28.3 million, compared to $31.3 million for the six months ended June 30, 2025. The decrease primarily reflects decreases in cash compensation costs of $7.7 million, software and hardware costs of $0.5 million, and other costs of $0.4 million, partially offset by increases in stock-based compensation expense of $4.5 million and professional services costs of $1.0 million. The $7.7 million decrease in cash compensation costs includes $5.1 million of lower costs largely due to lower headcount and $2.6 million of lower one-time cash severance costs. The $4.5 million increase in stock-based compensation expense includes $5.4 million of one-time expense related to the acceleration of unvested equity awards held by our former CEO, partially offset by $0.9 million of lower stock-based compensation expense largely due to a lower number of employee stock grants. The $1.0 million increase in professional services costs includes $1.7 million of one-time costs associated with the recent corporate reorganization.

Revenue

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025	Increase (Decrease)	Increase (Decrease)
Revenue:
Subscription	$3,742	$4,624	$(882)	(19)%	$8,110	$9,938	$(1,828)	(18)%
Service	3,646	3,386	260	8%	6,856	7,440	(584)	(8)%
Total	$7,388	$8,010	$(622)	(8)%	$14,966	$17,378	$(2,412)	(14)%
Revenue (as % of total revenue):
Subscription	51%	58%			54%	57%
Service	49%	42%			46%	43%
Total	100%	100%			100%	100%

Subscription

Subscription revenue consists primarily of revenue earned from subscription fees for access to our SaaS platform and products and, to a lesser extent, licensing fees for our software products and intellectual property. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

The $0.9 million decrease in subscription revenue for the three months ended June 30, 2026, compared to the corresponding three months ended June 30, 2025, primarily reflects a decrease of $0.8 million from the expiration of a commercial contract in October 2025.

The $1.8 million decrease in subscription revenue for the six months ended June 30, 2026, compared to the corresponding six months ended June 30, 2025, primarily reflects a decrease of $2.3 million from the expiration of two commercial contracts in 2025, partially offset by an increase from new and existing commercial customers.

Service

Service revenue consists primarily of revenue earned from the performance of software development services and, to a lesser extent, professional services. The majority of software development contracts are structured as time and materials agreements. Revenue for services is generally recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided. Service contracts can range from days to several years in length. Our contract with the Central Banks, which accounts for the majority of our service revenue, has a contract term through December 31, 2029. The contract is subject to work plans that are reviewed and agreed upon quarterly. The contract provides for predetermined billing rates, which are adjusted annually to account for cost of living variables, and provides for the reimbursement of third party costs incurred to support the work plans.

The $0.3 million increase in service revenue for the three months ended June 30, 2026, compared to the corresponding three months ended June 30, 2025, primarily reflects higher service revenue from existing customers.

The $0.6 million decrease in service revenue for the six months ended June 30, 2026, compared to the corresponding six months ended June 30, 2025, primarily reflects $0.5 million of lower commercial service revenue from HolyGrail 2.0 recycling projects.

Revenue by geography

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025	Increase (Decrease)	Increase (Decrease)
Revenue by geography:
Domestic	$1,371	$2,327	$(956)	(41)%	$3,238	$4,473	$(1,235)	(28)%
International	6,017	5,683	334	6%	11,728	12,905	(1,177)	(9)%
Total	$7,388	$8,010	$(622)	(8)%	$14,966	$17,378	$(2,412)	(14)%
Revenue (as % of total revenue):
Domestic	19%	29%			22%	26%
International	81%	71%			78%	74%
Total	100%	100%			100%	100%

Domestic

The $1.0 million decrease in domestic revenue for the three months ended June 30, 2026, compared to the corresponding three months ended June 30, 2025, primarily reflects a decrease of $0.8 million from the expiration of a commercial subscription contract with a domestic customer in October 2025.

The $1.2 million decrease in domestic revenue for the six months ended June 30, 2026, compared to the corresponding six months ended June 30, 2025, primarily reflects a decrease of $1.5 million from the expiration of a commercial subscription contract with a domestic customer in October 2025, partially offset by higher commercial subscription revenue from new and existing contracts with domestic customers.

International

The $0.3 million increase in international revenue for the three months ended June 30, 2026, compared to the corresponding three months ended June 30, 2025, primarily reflects higher commercial service and subscription revenue from existing contracts with international customers.

The $1.2 million decrease in international revenue for the six months ended June 30, 2026, compared to the corresponding six months ended June 30, 2025, primarily reflects a decrease of $0.7 million from the expiration of a commercial subscription and service contract with an international customer in April 2025 and $0.5 million of lower commercial service revenue from HolyGrail 2.0 recycling projects.

Revenue by market

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025	Increase (Decrease)	Increase (Decrease)
Commercial:
Subscription	$3,442	$4,324	$(882)	(20)%	$7,510	$9,338	$(1,828)	(20)%
Service	202	39	163	418%	261	835	(574)	(69)%
Total Commercial	$3,644	$4,363	$(719)	(16)%	$7,771	$10,173	$(2,402)	(24)%

Government:
Subscription	$300	$300	$—	—%	$600	$600	$—	—%
Service	3,444	3,347	97	3%	6,595	6,605	(10)	—%
Total Government	$3,744	$3,647	$97	3%	$7,195	$7,205	$(10)	—%
Total	$7,388	$8,010	$(622)	(8)%	$14,966	$17,378	$(2,412)	(14)%

Revenue (as % of total revenue):
Commercial	49%	54%			52%	59%
Government	51%	46%			48%	41%
Total	100%	100%			100%	100%

Commercial

The $0.7 million decrease in commercial revenue for the three months ended June 30, 2026, compared to the corresponding three months ended June 30, 2025, primarily reflects a decrease of $0.8 million from the expiration of a commercial contract in October 2025.

The $2.4 million decrease in commercial revenue for the six months ended June 30, 2026, compared to the corresponding six months ended June 30, 2025, primarily reflects a decrease of $2.3 million from the expiration of two commercial contracts in 2025 and $0.5 million of lower commercial service revenue from HolyGrail 2.0 recycling projects, partially offset by higher commercial subscription revenue from new and existing customers.

Government

The $0.1 million increase in government revenue for the three months ended June 30, 2026, compared to the corresponding three months ended June 30, 2025, reflects $0.1 million of higher government service revenue from the Central Banks.

The insignificant change in government revenue for the six months ended June 30, 2026, compared to the corresponding six months ended June 30, 2025, reflects an insignificant change in government service revenue from the Central Banks.

Annual Recurring Revenue ("ARR")

	As of	As of
	June 30,	June 30,	Dollar	Percent
	2026	2025	Increase (Decrease)	Increase (Decrease)
Ending ARR	$11,622	$15,881	$(4,259)	(27)%

Ending ARR decreased $4.3 million from $15.9 million as of June 30, 2025, to $11.6 million as of June 30, 2026, reflecting the expiration of a commercial contract in October 2025 that accounted for $3.1 million of ARR and the step-down in another commercial contract in June 2026 that accounted for $2.6 million of ARR, partially offset by $1.5 million of net increases to ARR from new and existing commercial contracts.

We provide an ARR performance metric to help investors better understand and assess the performance of our business. ARR is calculated as the aggregation of annualized subscription fees from all of our commercial contracts as of the measurement date. ARR does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with, or to replace, either of those items. ARR is not a forecast and the contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.

Cost of revenue

Subscription. Cost of subscription revenue primarily includes:

•	internet cloud hosting costs and image search data fees to support our subscription products; and

•	amortization of capitalized patent costs and patent maintenance fees.

Service. Cost of service revenue primarily includes:

•

compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our software developers, quality assurance personnel, professional services team and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;

•	charges for equipment and software directly used by customers; and

•	travel costs that are billed to customers.

Amortization expense on acquired intangible assets includes:

•	amortization expense recognized on the developed technology intangible asset acquired in the EVRYTHNG acquisition.

Gross profit

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025	Increase (Decrease)	Increase (Decrease)
Gross Profit:
Subscription (1)	$3,325	$3,909	$(584)	(15)%	$7,238	$8,479	$(1,241)	(15)%
Service (1)	2,176	2,003	173	9%	4,008	4,650	(642)	(14)%
Amortization expense on acquired intangible assets	(1,201)	(1,205)	4	—%	(2,409)	(2,337)	(72)	(3)%
Total	$4,300	$4,707	$(407)	(9)%	$8,837	$10,792	$(1,955)	(18)%
Gross Profit Margin:
Subscription (1)	89%	85%			89%	85%
Service (1)	60%	59%			58%	63%
Total	58%	59%			59%	62%

(1)	Gross Profit and Gross Profit Margin for Subscription and Service excludes amortization expense on acquired intangible assets.

The $0.4 million decrease in total gross profit for the three months ended June 30, 2026, compared to the corresponding three months ended June 30, 2025, primarily reflects $0.6 million of lower revenue, partially offset by $0.2 million of lower cost of revenue.

The $2.0 million decrease in total gross profit for the six months ended June 30, 2026, compared to the corresponding six months ended June 30, 2025, primarily reflects $2.4 million of lower revenue, partially offset by $0.5 million of lower cost of revenue.

The increase in subscription gross profit margin, excluding amortization expense on acquired intangible assets, for the three months ended June 30, 2026, compared to the corresponding three months ended June 30, 2025, primarily reflects $0.3 million of lower cost of subscription revenue, partially offset by $0.9 million of lower subscription revenue.

The increase in subscription gross profit margin, excluding amortization expense on acquired intangible assets, for the six months ended June 30, 2026, compared to the corresponding six months ended June 30, 2025, primarily reflects $0.6 million of lower cost of subscription revenue, partially offset by $1.9 million of lower subscription revenue.

The increase in service gross profit margin, excluding amortization expense on acquired intangible assets, for the three months ended June 30, 2026, compared to the corresponding three months ended June 30, 2025, primarily reflects a more favorable mix of service revenue.

The decrease in service gross profit margin, excluding amortization expense on acquired intangible assets, for the six months ended June 30, 2026, compared to the corresponding six months ended June 30, 2025, primarily reflects a less favorable mix of service revenue.

Operating expenses

Sales and marketing

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025	Increase (Decrease)	Increase (Decrease)
Sales and marketing	$2,414	$3,231	$(817)	(25)%	$4,496	$8,309	$(3,813)	(46)%
Sales and marketing (as % of total revenue)	33%	40%			30%	48%

Sales and marketing expenses consist primarily of:

•

compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our sales, marketing, product, professional services and customer support personnel;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	consulting costs for sales and marketing and product initiatives; and

•	the allocation of facilities and information technology costs.

The $0.8 million decrease in sales and marketing expenses for the three months ended June 30, 2026, compared to the corresponding three months ended June 30, 2025, primarily reflects:

•	lower cash compensation costs of $0.4 million largely due to lower headcount; and

•	lower stock-based compensation expense of $0.4 million.

The $3.8 million decrease in sales and marketing expenses for the six months ended June 30, 2026, compared to the corresponding six months ended June 30, 2025, primarily reflects:

•	lower cash compensation costs of $2.1 million largely due to lower headcount;

•	lower one-time cash severance costs of $0.9 million resulting from the reduction in force in 2025; and

•	lower stock-based compensation expense of $0.7 million.

Research, development and engineering

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025	Increase (Decrease)	Increase (Decrease)
Research, development and engineering	$3,652	$4,536	$(884)	(19)%	$7,399	$12,170	$(4,771)	(39)%
Research, development and engineering (as % of total revenue)	49%	57%			49%	70%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our software and hardware developers and quality assurance personnel;

•	payments to outside contractors for software development services;

•	the purchase of materials and services for platform and product development; and

•	the allocation of facilities and information technology costs.

The $0.9 million decrease in research, development and engineering expenses for the three months ended June 30, 2026, compared to the corresponding three months ended June 30, 2025, primarily reflects:

•	lower stock-based compensation expense of $0.6 million; and

•	lower cash compensation costs of $0.3 million largely due to lower headcount.

The $4.8 million decrease in research, development and engineering expenses for the six months ended June 30, 2026, compared to the corresponding six months ended June 30, 2025, primarily reflects:

•	lower cash compensation costs of $2.0 million largely due to lower headcount;

•	lower one-time cash severance costs of $1.6 million resulting from the reduction in force in 2025;

•	lower software and hardware costs of $0.4 million;

•	lower stock-based compensation expense of $0.4 million; and

•	lower professional services costs of $0.3 million.

General and administrative

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025	Increase (Decrease)	Increase (Decrease)
General and administrative	$10,311	$5,078	$5,233	103%	$15,866	$10,259	$5,607	55%
General and administrative (as % of total revenue)	140%	63%			106%	59%

We incur general and administrative costs in the functional areas of finance, legal, human resources, intellectual property, executive and board of directors. Costs for facilities and information technology are also managed as part of the general and administrative processes. These costs are allocated to sales and marketing, research, development and engineering, and general and administrative based on relative headcount.

General and administrative expenses consist primarily of:

•	compensation, benefits and incentive compensation in the form of cash and stock-based compensation and related costs of our general and administrative personnel;

•	third party and professional fees associated with legal, accounting and human resources functions;

•	costs associated with being a public company;

•	third party costs, including filing and governmental regulatory fees and outside legal fees and translation costs, related to the filing and maintenance of our intellectual property; and

•	the allocation of facilities and information technology costs.

The  $5.2 million  increase in general and administrative expenses for the three months ended June 30, 2026 , compared to the corresponding three months ended June 30, 2025, primarily reflects:

•	higher one-time stock-based compensation expense of $5.4 million related to the acceleration of unvested equity awards held by the former CEO;

•	higher one-time cash severance costs of $0.7 million paid to the former CEO; and

•	higher one-time professional services costs of $0.4 million associated with the recent corporate reorganization; partially offset by

•	lower cash compensation costs of $0.5 million;

•	lower other stock-based compensation expense of $0.4 million; and

•	lower other costs of $0.4 million.

The $5.6 million increase in general and administrative expenses for the six months ended June 30, 2026, compared to the corresponding six months ended June 30, 2025, primarily reflects:

•	higher one-time stock-based compensation expense of $5.4 million related to the acceleration of unvested equity awards held by our former CEO;

•	higher one-time professional services costs of $1.7 million associated with the recent corporate reorganization;

•	higher other stock-based compensation expense of $0.2 million; and

•

higher net severance costs reflecting higher one-time cash severance costs of $0.7 million paid to the former CEO, offset by $0.6 million of lower one-time cash severance costs resulting from the reduction in force in 2025; partially offset by

•	lower cash compensation costs of $1.1 million;

•	lower other professional services costs of $0.6 million; and

•	lower other costs of $0.3 million.

Amortization expense on acquired intangible assets

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025	Increase (Decrease)	Increase (Decrease)
Amortization expense on acquired intangible assets	$287	$288	$(1)	(—)%	$576	$559	$17	3%
Amortization expense on acquired intangible assets (as % of total revenue)	4%	4%			4%	3%

Amortization expense on acquired intangible assets relates to amortization expense recognized on the customer relationships intangible asset acquired in the EVRYTHNG acquisition.

The insignificant change in amortization expense on acquired intangible assets for both the three and six-month periods reflects the impact of changes in foreign currency exchange rates.

Stock-based compensation

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025	Increase (Decrease)	Increase (Decrease)
Cost of revenue	$401	$253	$148	58%	$747	$390	$357	92%
Sales and marketing	362	795	(433)	(54)%	418	1,150	(732)	(64)%
Research, development and engineering	700	1,221	(521)	(43)%	1,320	1,628	(308)	(19)%
General and administrative	6,462	1,502	4,960	330%	7,449	1,863	5,586	300%
Total	$7,925	$3,771	$4,154	110%	$9,934	$5,031	$4,903	97%

The $4.2 million increase in stock-based compensation expense for the three months ended June 30, 2026, compared to the corresponding three months ended June 30, 2025, primarily reflects $5.4 million of higher one-time costs due to the acceleration of unvested equity awards held by our former CEO, partially offset by a lower number of employee stock grants.

The $4.9 million increase in stock-based compensation expense for the six months ended June 30, 2026, compared to the corresponding six months ended June 30, 2025, primarily reflects $5.4 million of higher one-time costs due to the acceleration of unvested equity awards held by our former CEO, partially offset by a lower number of employee stock grants.

We anticipate incurring an additional $16.0 million in stock-based compensation expense through June 30, 2030, for stock awards outstanding as of June 30, 2026 including an additional $0.5 million of expense due to the acceleration of unvested equity awards held by our former CEO that will be recognized in the three months ending September 30, 2026.

Other income, net

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025	Increase (Decrease)	Increase (Decrease)
Other income, net	$229	$210	19	9%	$400	$579	$(179)	(31)%
Other income, net (as % of total revenue)	3%	3%			3%	3%

The insignificant change in other income, net for the three months ended June 30, 2026, compared to the corresponding three months ended June 30, 2025, primarily reflects higher foreign currency gains partially offset by lower interest income due to lower marketable securities balances and interest rates.

The $0.2 million decrease in other income, net for the six months ended June 30, 2026, compared to the corresponding six months ended June 30, 2025, primarily reflects lower interest income due to lower marketable securities balances and interest rates.

Income Taxes

The benefit (provision) for income taxes reflects current taxes and deferred taxes. The effective tax rate for each of the six months ended June 30, 2026 and 2025 was 0%. Our effective tax rate is significantly lower than our statutory tax rate because we have a valuation allowance recorded against our deferred tax assets.

The valuation allowance against deferred tax assets as of June 30, 2026, was $114.9 million, an increase of $2.2 million from $112.7 million as of December 31, 2025.

We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of June 30, 2026, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. Future reversals of the valuation allowance would result in a tax benefit in the period recognized.

Non-GAAP Financial Measures

The following discussion and analysis includes both financial measures in accordance with GAAP as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that excludes amounts that are not normally excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to, GAAP financial measures. Non-GAAP financial measures may not be indicative of the historical operating results of the Company nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP. Our management uses and relies on Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP net loss per diluted share, which are all non-GAAP financial measures. We believe that both management and shareholders benefit from referring to the following non-GAAP financial measures in planning, forecasting and analyzing future periods.

Our management uses these non-GAAP financial measures in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparisons. Our management recognizes that the non-GAAP financial measures have inherent limitations because of the described excluded items.

We define Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP net loss per diluted share excluding the adjustments in the table below. These non-GAAP financial measures are an important measure of our operating performance because they allow management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing non-cash and non-recurring activities that can affect comparability.

We have included a reconciliation of the non-GAAP financial measures we use to their most directly comparable GAAP financial measures. We believe that providing the non-GAAP financial measures, together with the reconciliation to GAAP, helps investors make comparisons between us and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definitions being used and to the reconciliation between such measures and the corresponding GAAP measures provided by each company under applicable SEC rules.

The following table presents a reconciliation of Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP net loss per diluted share for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP gross profit	$4,300	$4,707	$8,837	$10,792
Amortization of acquired intangible assets	1,201	1,205	2,409	2,337
Amortization and write-off of other intangible assets	206	219	414	438
Stock-based compensation	401	253	747	390
Non-GAAP gross profit	$6,108	$6,384	$12,407	$13,957
Non-GAAP gross profit margin	83%	80%	83%	80%

GAAP operating expenses	$16,664	$13,133	$28,337	$31,297
Depreciation and write-off of property and equipment	(146)	(138)	(300)	(284)
Amortization of acquired intangible assets	(287)	(288)	(576)	(559)
Amortization and write-off of other intangible assets	(99)	(227)	(221)	(201)
Amortization of lease right of use assets under operating leases	(122)	(103)	(240)	(201)
Stock-based compensation	(7,524)	(3,518)	(9,187)	(4,641)
Corporate reorganization expenses	(433)	—	(1,656)	—
Non-GAAP operating expenses	$8,053	$8,859	$16,157	$25,411

GAAP net loss	$(12,131)	$(8,220)	$(19,097)	$(19,950)
Total adjustments to gross profit	1,808	1,677	3,570	3,165
Total adjustments to operating expenses	8,611	4,274	12,180	5,886
Non-GAAP net loss	$(1,712)	$(2,269)	$(3,347)	$(10,899)
Non-GAAP net loss attributable to non-controlling interest	(2)	—	(2)	—
Non-GAAP net loss attributable to Digimarc Corporation	$(1,710)	$(2,269)	$(3,345)	$(10,899)

GAAP net loss per diluted share	$(0.54)	$(0.38)	$(0.86)	$(0.93)
Non-GAAP net loss attributable to Digimarc Corporation	$(1,710)	$(2,269)	$(3,345)	$(10,899)
Non-GAAP net loss per diluted share attributable to Digimarc Corporation common shareholders	$(0.08)	$(0.11)	$(0.15)	$(0.51)

Non-GAAP gross profit for the three months ended June 30, 2026, decreased by $0.3 million compared to the three months ended June 30, 2025. The decrease primarily reflects $0.6 million of lower revenue, partially offset by $0.3 million of lower cost of revenue.

Non-GAAP gross profit for the six months ended June 30, 2026, decreased by $1.6 million compared to the six months ended June 30, 2025. The decrease primarily reflects $2.4 million of lower revenue, partially offset by $0.9 million of lower cost of revenue.

Non-GAAP gross profit margin for the three months ended June 30, 2026, increased to 83% compared to 80% for the three months ended June 30, 2025. The increase primarily reflects $0.3 million of lower cost of subscription revenue and a more favorable mix of service revenue, partially offset by $0.9 million of lower subscription revenue.

Non-GAAP gross profit margin for the six months ended June 30, 2026, increased to 83% compared to 80% for the six months ended June 30, 2025. The increase primarily reflects $0.6 million of lower cost of subscription revenue, partially offset by $1.9 million of lower subscription revenue.

Non-GAAP operating expenses for the three months ended June 30, 2026, decreased by $0.8 million compared to the three months ended June 30, 2025. The decrease primarily reflects decreases of $1.0 million of cash compensation costs largely due to lower headcount, $0.2 million of software and hardware costs, and $0.4 million of other costs, partially offset by $0.7 million of one-time cash severance costs paid to the former CEO.

Non-GAAP operating expenses for the six months ended June 30, 2026, decreased by $9.3 million compared to the six months ended June 30, 2025. The decrease primarily reflects decreases of $5.1 million of cash compensation costs largely due to lower headcount, $2.6 million of one-time cash severance costs, $0.7 million of professional services costs, $0.5 million of software and hardware costs, and $0.4 million of other costs.

Liquidity and Capital Resources

	June 30,	December 31,
	2026	2025
Working capital	$5,378	$12,988
Current ratio (1)	1.4:1	2.6:1
Cash, cash equivalents and short-term marketable securities	$8,755	$12,866

(1)	The current ratio is calculated by dividing total current assets by total current liabilities.

The $4.1 million decrease in cash, cash equivalents and marketable securities at June 30, 2026, from December 31, 2025, resulted primarily from:

•	$2.6 million of cash used in operations; and

•	$1.5 million of cash used for purchases of common stock related to tax withholding in connection with the vesting of restricted stock, restricted stock units, and performance restricted stock units.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities include commercial paper, corporate notes, and federal agency notes. Our investment policy requires our portfolio to be invested to ensure that the greater of $2.0 million or 20% of the invested funds will be available within 30 days’ notice.

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1.0 million, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S.-backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 25% of our cash and cash equivalents and marketable securities, or $1.5 million, whichever is lesser, to be invested in any one industry category (e.g., financial, energy, etc.) at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal.

A decline in the market value of any security that is deemed to be other-than-temporary is charged to earnings. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us for the three and six months ended June 30, 2026 and 2025.

Cash flows from operating activities

The components of cash flows used in operating activities were:

	Six Months Ended June 30,		Dollar	Percent
	2026	2025	Increase (Decrease)	Increase (Decrease)
Net loss	$(19,097)	$(19,950)	$(853)	(4)%
Non-cash items included in net loss	14,109	9,362	(4,747)	(51)%
Changes in operating assets and liabilities	2,351	414	(1,937)	(468)%
Net cash used in operating activities	$(2,637)	$(10,174)	$(7,537)	(74)%

Cash used in operating activities for the six months ended June 30, 2026, decreased by $7.5 million, compared to the corresponding six months ended June 30, 2025. The decrease reflects $4.7 million of higher non-cash items included in net loss, a $1.9 million favorable change in operating assets and liabilities, and a $0.9 million lower net loss. The increase in non-cash items included in net loss primarily reflects $4.9 million of higher stock-based compensation expense, largely due to the one-time expense related to the acceleration of unvested equity awards held by our former CEO. The favorable change in operating assets and liabilities primarily reflects the timing and amount of vendor payments, customer receipts, and refundable tax credits.

     Cash flows from investing activities

Cash flows provided by investing activities for the six months ended June 30, 2026, decreased by $9.0 million, compared to the corresponding six months ended June 30, 2025. The decrease reflects $11.4 million of lower proceeds from maturities of marketable securities, partially offset by $2.2 million of lower purchases of marketable securities.

     Cash flows from financing activities

Cash flows used in financing activities for the six months ended June 30, 2026, decreased by $0.9 million, compared to the corresponding six months ended June 30, 2025. The decrease primarily reflects $0.6 million of lower purchases of common stock and $0.3 million of higher issuances of common stock, net of issuance costs.

Future Cash Expectations

Under the rules of ASC Subtopic 205-40 "Presentation of Financial Statements-Going Concern" ("ASC205-40"), companies are required to evaluate whether conditions and/or events raise substantial doubt about their ability to meet their future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation takes into account a company’s current available cash and projected cash needs over the one year evaluation period but may not consider things beyond its control, such as increasing revenue or the future exercise of outstanding financial assets.

We have a history of incurring negative cash flows, and depending on future results, we may continue to incur negative cash flows in the future. We believe our current cash, cash equivalents, and marketable securities of $8.8 million as of June 30, 2026, will not be sufficient to fund our operations, as currently planned, for at least 12 months from this Form 10-Q filing, unless we are able to grow revenues, raise additional capital, and/or reduce planned operating costs. Under ASC 205-40, substantial doubt exists about our ability to continue as a going concern.

We plan, as necessary, to secure additional capital in the future through increased revenue, partnerships, financing activities, and/or other sources to carry out our planned business activities. If additional capital is not available on acceptable terms, or at all, when required, we may need to take steps to contain costs until such funding is received, which could have a material adverse effect on our business.

Future Revenue Trends

Our commercial subscription revenue for the remainder of fiscal 2026 as compared to fiscal 2025 may be negatively impacted by the expiration of two commercial contracts, one in October 2025 that accounted for $3.1 million of ARR and one in June 2026 that accounted for $2.6 million of ARR.

Shelf Registration

On July 7, 2026, we filed a new shelf registration statement on Form S-3. The new shelf registration statement became effective on July 13, 2026, and expires on July 13, 2029. Under the new shelf registration statement, we may sell securities in one or more offerings up to $50.0 million.

On July 13, 2026, upon our new shelf registration becoming effective, our prior shelf registration statement expired with $67.2 million unused.

Equity Sales Agreement

On June 8, 2026, we entered into a Sales Agreement, whereby we may sell from time to time through Needham & Company, LLC, as our sales agent, our common stock having an aggregate offering price of up to $17.5 million. Needham & Company, LLC, will receive a commission of 3.0% of the gross sales price per share of common stock sold. For the three and six months ended June 30, 2026, we sold 24 thousand shares at an average price of $12.59 per share under this Sales Agreement totaling $0.3 million of net cash proceeds. As of June 30, 2026, there is $17.2 million available for future issuance under this Sales Agreement.

We may sell shares under the shelf registration and/or use similar or other financing means to raise working capital in the future, if necessary, to support continued investment in our growth initiatives. We may also raise capital in the future to fund acquisitions and/or investments in complementary businesses, technologies or product lines. If it becomes necessary to obtain additional financing, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms. These factors may inhibit our near-term ability to obtain financing.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended. Words such as "may," "might," "plan," "should," "could," "expect," "anticipate," "intend," "believe," "project," "forecast," "estimate," "continue," and variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in Item 1A. "Risk Factors" of our 2025 Annual Report), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us. Forward-looking statements include but are not limited to statements relating to:

•	trends and sources of future revenue;

•	anticipated revenue to be generated from current contracts;

•	anticipated expenses, costs, margins, provision for income taxes and investment activities;

•	our assumptions and expectations related to stock awards, including future stock-based compensation expense;

•	our belief that we have one of the world’s most extensive patent portfolios in digital watermarking and related fields;

•	our beliefs regarding our critical accounting policies;

•	business opportunities that could require that we seek additional financing and our ability to do so;

•	our expected short-term and long-term liquidity positions;

•	our capital expenditure and working capital requirements and our ability to fund our capital expenditure and working capital needs through cash flow from operations or financing;

•	our expectations regarding our ability to meet future financial obligations as they become due within the coming fiscal year;

•

our use of cash, cash equivalents and marketable securities in upcoming quarters and the possibility that our deposits of cash and cash equivalents with major banks and financial institutions may exceed insured limits;

•	protection, development and monetization of our intellectual property portfolio; and

•	our beliefs related to legal proceedings and claims arising in the ordinary course of business.

We believe that the risk factors specified above and the risk factors contained in Part I, Item 1A. "Risk Factors" of our 2025 Annual Report, among others, could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. Investors should understand that it is not possible to predict or identify all risk factors and that there may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report on Form 10-Q.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective.

Changes in Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.         Legal Proceedings.

On May 8, 2025, a class action lawsuit captioned Ullom v. Digimarc Corp., et al., No. 3:25-cv-00779-JR (the "Ullom Action") was filed against the Company in the United States District Court for the District of Oregon. An amended complaint was filed on November 26, 2025. The amended complaint purports to assert claims against the Company and its now former Chief Executive Officer and current Chief Financial Officer pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, on behalf of a putative class of investors who purchased or otherwise acquired the Company’s shares between August 14, 2024 and February 26, 2025 (the "class period"). The Ullom Action seeks to recover damages allegedly caused by purported misstatements and omissions regarding the renewal status of a commercial contract, claiming that these alleged misstatements and omissions artificially inflated the price paid for our common stock during the class period.

Subsequently, five derivative lawsuits were filed nominally on the Company’s behalf, including three in the United States District Court for the District of Oregon: (i) Franchi v. McCormack et al., No. 3:25-cv-01543-AN, filed August 29, 2025 (as amended September 2, 2025) (the "Franchi Action"); (ii) Chadwick v. McCormack et al., No. 3:25-cv-01838-JR, filed October 7, 2025 (the "Chadwick action"); and (iii) Jensen v. McCormack et al., No. 3:25-cv-01891-SB, filed October 14, 2025 (the "Jensen action"); and two in the Circuit Court of the State of Oregon for the County of Multnomah: (i) Johnson v. McCormack et al., No. 25-cv-56998, filed October 23, 2025 (the "Johnson action"); and (ii) Sperry v. McCormack et al., No. 26-cv-00621, filed January 6, 2026. These derivative actions are based on the same alleged facts and circumstances as the Ullom Action and are against the Company’s now former Chief Executive Officer and current Chief Financial Officer and directors. The derivative actions collectively assert claims pursuant to Sections 10(b), 14(a), and 20(a) of the Exchange Act, as well as for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, unjust enrichment, and waste of corporate assets. Each of the five derivative lawsuits seeks to recover damages on the Company’s behalf and alleges that a legally required pre-suit demand on the Board of Directors would be futile and should be excused.

On November 4, 2025, the Chadwick, Jensen and Franchi Actions were consolidated and stayed pending resolution of the Company’s anticipated motion to dismiss in the Ullom Action. On January 5, 2026, the Johnson Action was stayed pending the same event. On February 9, 2026, the Company and its now former Chief Executive Officer and current Chief Financial Officer moved to dismiss the Ullom Action. On February 11, 2026, the Johnson and the Sperry Actions were consolidated and remain stayed pending resolution of the defendants' motion to dismiss in the Ullom Action.

On June 23, 2026, the magistrate judge issued findings and a recommendation that the motion to dismiss filed by Digimarc Corporation, the Company's predecessor registrant ("predecessor registrant") and now known as DMRC LLC, and its now former Chief Executive Officer and current Chief Financial Officer in the Ulom Action be granted and that judgment be entered dismissing the Ullom Action. The findings and recommendation are subject to review by the district judge and do not constitute a final order or judgment. The consolidated federal derivative actions, which were filed nominally on behalf of the predecessor registrant, remain stayed pending resolution of the Ullom Action. In addition, the derivative lawsuits filed in the Circuit Court of the State of Oregon for the County of Multnomah, the Johnson and the Sperry Actions, which were also filed nominally on behalf of the predecessor registrant, remain consolidated and stayed. The defendants, including the Company, believe they have defenses to the claims and are responding accordingly.

Item 1A.      Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A: "Risk Factors" of our 2025 Annual Report. The risks and uncertainties described in our 2025 Annual Report are those risks of which we are aware and that we consider to be material to our business, and, except as disclosed below, such risk factors have not changed materially. If any of these risks and uncertainties develop into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline.

Our financial condition raises substantial doubt about our ability to continue as a going concern.

As of June 30, 2026, we had $8.8 million in cash, cash equivalents, and marketable securities. For the six months ended June 30, 2026, we used cash in operations of $2.6 million. Our financial statements for the six months ended June 30, 2026 have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of incurring negative cash flows and depending on future results we may continue to incur negative cash flows in the future.

These conditions raise substantial doubt about our ability to continue as a going concern. While it is difficult to estimate our future liquidity requirements, we believe our $8.8 million in cash, cash equivalents, and marketable securities at June 30, 2026, will not be sufficient to fund our operations, as currently planned, for at least 12 months from the filing of this Form 10-Q, unless we are able to grow revenues, raise additional capital, and/or reduce planned operating costs. We plan, as necessary, to secure additional capital in the future through increased revenue, partnerships, financing activities, and/or other sources to carry out our planned business activities. If additional capital is not available on acceptable terms, or at all, when required, we may need to take steps to contain costs until such funding is received, which could have a material adverse effect on our business.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We repurchase shares of common stock in satisfaction of required withholding of income tax liability in connection with the vesting of restricted stock, restricted stock units and performance restricted stock units.

The following table sets forth information regarding purchases of our equity securities during the three months ended June 30, 2026:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
April 1, 2026 to April 30, 2026	—	$—	—	$—
Month 2
May 1, 2026 to May 31, 2026	58,829	$9.80	—	$—
Month 3
June 1, 2026 to June 30, 2026	—	$—	—	$—
Total	58,829	$9.80	—	$—

(1)

Shares of common stock withheld (purchased) by us in satisfaction of required withholding of income tax liability upon vesting of restricted stock, restricted stock units and performance restricted stock units.

Item 5.               Other Information

None of our officers or directors adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K, during the three months ended  June 30, 2026.

Item 6.         Exhibits.

Exhibit Number	Exhibit Description
1.1	Sales Agreement, dated June 8, 2026, by and between Digimarc Corporation and Needham & Company, LLC (incorporated by reference to Exhibit 1.1. to the Company's Current Report on Form 8-K, filed with the Commission on June 8, 2026 (File No. 001-43301))

3.1	Amended Articles of Incorporation of Digimarc Corporation

10.1*	Offer Letter, dated June 4, 2026, by and between Digimarc Corporation and Paul Carreiro (incorporated by reference to Exhibit 10.1. to the Company's Current Report on Form 8-K, filed with the Commission on June 8, 2026 (File No. 001-43301))

10.2+	Counterfeit Deterrence System Development and License Agreement Amendment 2, dated as of April 22, 2026, and effective April 22, 2026, between Digimarc Corporation and Bank for International Settlements

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Certain exhibits and appendices have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish to the SEC a copy of any omitted exhibit or appendix upon request.
+	Certain identified portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2026	DIGIMARC CORPORATION

	By:	/s/ Charles Beck
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)