Form 10-Q
period 2026-09-30
Digimarc Corp
filed 2026-11-13
CIK 2119322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

(Registrant's telephone number, including area code)

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

As of November 6, 2026, there were 27,688,181 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$20,690	$9,820
Marketable securities	1,363	3,046
Trade accounts receivable, net	4,238	6,513
Other current assets	3,282	1,961
Total current assets	29,573	21,340
Property and equipment, net	780	1,104
Intangibles, net	12,245	17,045
Goodwill	8,962	9,056
Lease right of use assets	2,871	3,238
Other assets	1,444	1,175
Total assets	$55,875	$52,958
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$7,394	$4,359
Deferred revenue	3,518	3,993
Total current liabilities	10,912	8,352
Long-term lease liabilities	3,553	4,314
Other long-term liabilities	135	63
Total liabilities	14,600	12,729
Commitments and contingencies (Note 16)
Shareholders' equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at September 30, 2026 and December 31, 2025)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 27,052 and 21,901 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	27	22
Additional paid-in capital	452,191	424,665
Accumulated deficit	(410,256)	(383,087)
Accumulated other comprehensive loss	(1,735)	(1,421)
Total shareholders' equity - Digimarc Corporation	40,277	40,229
Non-controlling interest	998	—
Total equity	41,275	40,229
Total liabilities and equity	$55,875	$52,958

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Subscription	$3,187	$4,567	$11,297	$14,505
Service	3,259	3,060	10,115	10,500
Total revenue	6,446	7,627	21,412	25,005
Cost of revenue:
Subscription (1)	404	642	1,276	2,101
Service (1)	1,313	1,330	4,161	4,120
Amortization expense on acquired intangible assets	1,204	1,209	3,613	3,546
Total cost of revenue	2,921	3,181	9,050	9,767
Gross profit	3,525	4,446	12,362	15,238
Operating expenses:
Sales and marketing	2,622	2,852	7,118	11,161
Research, development and engineering	3,755	4,315	11,154	16,485
General and administrative	4,882	5,355	20,748	15,614
Amortization expense on acquired intangible assets	287	288	863	847
Total operating expenses	11,546	12,810	39,883	44,107
Operating loss	(8,021)	(8,364)	(27,521)	(28,869)
Other income, net	121	217	521	796
Loss before income taxes	(7,900)	(8,147)	(27,000)	(28,073)
Provision for income taxes	(37)	(5)	(34)	(29)
Net loss	(7,937)	(8,152)	(27,034)	(28,102)
Net income attributable to non-controlling interest	152	—	135	—
Net loss attributable to Digimarc Corporation	$(8,089)	$(8,152)	$(27,169)	$(28,102)

Net loss per share:
Net loss per share attributable to Digimarc Corporation common shareholders — basic	$(0.36)	$(0.38)	$(1.22)	$(1.30)
Net loss per share attributable to Digimarc Corporation common shareholders — diluted	$(0.36)	$(0.38)	$(1.22)	$(1.30)
Weighted average shares outstanding — basic	22,508	21,709	22,263	21,614
Weighted average shares outstanding — diluted	22,508	21,709	22,263	21,614

Comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax of $0	$(10)	$6	$(13)	$9
Foreign currency translation adjustment, net of tax of $0	84	(457)	(301)	1,577
Other comprehensive income (loss)	74	(451)	(314)	1,586
Net loss	(7,937)	(8,152)	(27,034)	(28,102)
Comprehensive loss	(7,863)	(8,603)	(27,348)	(26,516)
Net income attributable to non-controlling interest	152	—	135	—
Comprehensive loss attributable to Digimarc Corporation	$(8,015)	$(8,603)	$(27,483)	$(26,516)

(1)	Cost of revenue for Subscription and Service excludes amortization expense on acquired intangible assets.

The accompanying notes are an integral part of these consolidated financial statements.

 DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

(UNAUDITED)

							Accumulated		Total
					Additional		Other		Shareholders' Equity
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Non-controlling	Digimarc
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Corporation
Three Months Ended September 30, 2026
Balance at June 30, 2026	10	$50	22,410	$23	$433,215	$(402,167)	$(1,809)	$127	$29,439
Issuance of common stock	—	—	4,500	4	16,897	—	—	—	16,901
Vesting of restricted stock units	—	—	128	—	—	—	—	—	—
Vesting of performance restricted stock units	—	—	64	—	—	—	—	—	—
Purchase of common stock	—	—	(50)	—	(382)	—	—	—	(382)
Stock-based compensation	—	—	—	—	3,180	—	—	—	3,180
Change in non-controlling interest ownership	—	—	—	—	(719)	—	—	719	—
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(10)	—	(10)
Foreign currency translation adjustments	—	—	—	—	—	—	84	—	84
Net income (loss)	—	—	—	—	—	(8,089)	—	152	(7,937)
Balance at September 30, 2026	10	$50	27,052	$27	$452,191	$(410,256)	$(1,735)	$998	$41,275

Three Months Ended September 30, 2025
Balance at June 30, 2025	10	$50	21,657	$22	$418,085	$(370,728)	$(946)	$—	$46,483
Issuance of restricted common stock	—	—	22	—	—	—	—	—	—
Vesting of restricted stock units	—	—	120	—	—	—	—	—	—
Purchase of common stock	—	—	(48)	—	(419)	—	—	—	(419)
Stock-based compensation	—	—	—	—	3,926	—	—	—	3,926
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	6	—	6
Foreign currency translation adjustments	—	—	—	—	—	—	(457)	—	(457)
Net income (loss)	—	—	—	—	—	(8,152)	—	—	(8,152)
Balance at September 30, 2025	10	$50	21,751	$22	$421,592	$(378,880)	$(1,397)	$—	$41,387

							Accumulated		Total
					Additional		Other		Shareholders' Equity
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Non-controlling	Digimarc
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Corporation
Nine Months Ended September 30, 2026
Balance at December 31, 2025	10	$50	21,901	$22	$424,665	$(383,087)	$(1,421)	$—	$40,229
Issuance of common stock	—	—	4,581	5	17,532	—	—	—	17,537
Issuance of restricted common stock	—	—	96	—	—	—	—	—	—
Partnership capital contributions	—	—	—	—	—	—	—	50	50
Exercise of partnership equity options	—	—	—	—	—	—	—	6	6
Vesting of restricted stock units	—	—	433	—	—	—	—	—	—
Vesting of performance restricted stock units	—	—	319	—	—	—	—	—	—
Forfeiture of restricted common stock	—	—	—	—	(469)	—	—	—	(469)
Purchase of common stock	—	—	(278)	—	(1,844)	—	—	—	(1,844)
Stock-based compensation	—	—	—	—	13,114	—	—	—	13,114
Change in non-controlling interest ownership	—	—	—	—	(807)	—	—	807	—
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(13)	—	(13)
Foreign currency translation adjustments	—	—	—	—	—	—	(301)	—	(301)
Net income (loss)	—	—	—	—	—	(27,169)	—	135	(27,034)
Balance at September 30, 2026	10	$50	27,052	$27	$452,191	$(410,256)	$(1,735)	$998	$41,275

Nine Months Ended September 30, 2025
Balance at December 31, 2024	10	$50	21,495	$21	$415,049	$(350,778)	$(2,983)	$—	$61,359
Issuance of restricted common stock	—	—	69	—	—	—	—	—	—
Vesting of restricted stock units	—	—	267	—	—	—	—	—	—
Vesting of performance restricted stock units	—	—	49	—	—	—	—	—	—
Purchase of common stock	—	—	(129)	1	(2,468)	—	—	—	(2,467)
Stock-based compensation	—	—	—	—	9,011	—	—	—	9,011
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	9	—	9
Foreign currency translation adjustments	—	—	—	—	—	—	1,577	—	1,577
Net income (loss)	—	—	—	—	—	(28,102)	—	—	(28,102)
Balance at September 30, 2025	10	$50	21,751	$22	$421,592	$(378,880)	$(1,397)	$—	$41,387

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(27,034)	$(28,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and write-off of property and equipment	424	430
Amortization of acquired intangible assets	4,476	4,393
Amortization and write-off of other intangible assets	957	989
Amortization of lease right of use assets under operating leases	367	309
Stock-based compensation	12,645	8,896
Increase (decrease) in allowance for doubtful accounts	(6)	681
Changes in operating assets and liabilities:
Trade accounts receivable	2,329	(1,207)
Other current assets	(1,618)	1,139
Other assets	(484)	(358)
Accounts payable and other accrued liabilities	2,180	245
Deferred revenue	(469)	443
Lease liability and other long-term liabilities	(600)	(628)
Net cash provided by (used in) operating activities	(6,833)	(12,770)
Cash flows from investing activities:
Purchase of property and equipment	(117)	(474)
Capitalized patent costs	(320)	(465)
Proceeds from maturities of marketable securities	2,811	15,352
Purchases of marketable securities	(1,127)	(2,448)
Net cash provided by (used in) investing activities	1,247	11,965
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	18,265	—
Non-controlling interest capital contributions	56	—
Purchase of common stock	(1,844)	(2,467)
Repayment of loans	(17)	(31)
Net cash provided by (used in) financing activities	16,460	(2,498)
Effect of exchange rate on cash	(4)	39
Net increase (decrease) in cash and cash equivalents	10,870	(3,264)
Cash and cash equivalents at beginning of period	9,820	12,365
Cash and cash equivalents at end of period	$20,690	$9,101
Supplemental disclosure of cash flow information:
Cash received (paid) for income taxes, net	$(13)	$(32)
Cash paid for stock compensation	$(469)	$—
Supplemental schedule of non-cash investing activities:
Property and equipment and patent costs in accounts payable	$91	$164
Stock-based compensation capitalized to software and patent costs	$—	$115
Supplemental schedule of non-cash financing activities:
Accrued financing costs in connection with issuance of common stock	$1,110	$—
Issuance of shares pursuant to Employee Stock Purchase Plan	$377	$—

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

The accompanying interim consolidated financial statements have been prepared from the Company's records without audit and, in management's opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to fairly reflect the financial condition and the results of operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States ("U.S. GAAP") have been condensed or omitted in accordance with the rules and regulations of the SEC.

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

Non-controlling Interest

NCI reflects the portion of income or loss and the corresponding equity attributable to other members' equity interests in DMRC LLC and its subsidiaries, measured using the Hypothetical Liquidation at Book Value method. NCI is presented as a separate component of Shareholders' Equity on the Company's Consolidated Balance Sheets to clearly distinguish between the Company's equity interests and the economic interests of other members. Net loss and comprehensive loss attributable to Digimarc, as reported in the Consolidated Statements of Operations and Comprehensive Loss, is presented net of the portion of net income (loss) and comprehensive income (loss) attributable to other members.

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

The Company previously disclosed in its interim consolidated financial statements for the period ended June 30, 2026 that substantial doubt existed about its ability to continue as a going concern. Following the completion of a registered direct offering, the Company had $22.1 million of cash, cash equivalents, and short-term marketable securities as of September 30, 2026. The Company believes these resources will provide sufficient liquidity to meet its obligations for at least the next 12 months from the issuance of these consolidated financial statements and, therefore, has concluded that the conditions and events that previously raised substantial doubt no longer exist. The accompanying interim consolidated financial statements have been prepared assuming it will continue as a going concern.

Accounting Pronouncements Issued But Not Yet Adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, "Income Statement (Subtopic 220-40) - Reporting Comprehensive Income - Expense Disaggregation Disclosures." The ASU requires disaggregated disclosure of income statement expenses, primarily on disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This authoritative guidance will be effective for the Company for annual reporting periods beginning in the fiscal year ending December 31, 2027 and interim reporting periods within those annual reporting periods, at which time the Company will make the necessary updates to disaggregate material expense captions in the notes to the financial statements. Aside from the disclosure changes, the Company does not expect the amendments to have a material effect on its financial statements.

In  September 2025, the FASB issued ASU No. 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," which includes amendments intended to modernize the accounting for software costs by removing references to software development stages and clarifying the capitalization threshold. The amendments are effective for annual periods beginning after  December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments  may be applied prospectively, retrospectively, or through a modified transition approach. The Company does not expect these amendments to have a material effect on its financial statements.

In December 2025, the FASB issued ASU No. 2025‑11, "Interim Reporting (Topic 270): Narrow‑Scope Improvements," which provides amendments intended to clarify interim disclosure requirements and improve the usability and consistency of interim financial reporting. This authoritative guidance will be effective for the Company for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. The Company does not expect the amendments to have a material effect on its financial statements.

In December 2025, the FASB issued ASU No. 2025‑12, "Codification Improvements," which includes amendments designed to clarify, correct, or enhance various areas of the FASB Accounting Standards Codification. These amendments do not introduce new accounting requirements but are intended to improve the clarity and consistency of the existing guidance. This authoritative guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company does not expect the amendments to have a material effect on its financial statements.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

2. Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued liabilities, approximate their carrying values due to the short-term nature of these instruments. The Company's marketable securities are classified as available-for-sale and are reported at fair value. Unrealized holding gains and losses are excluded from earnings and are reported net of tax in "accumulated other comprehensive loss" in the Consolidated Balance Sheets until realized. Realized gains and losses are included in "other income, net" in the Consolidated Statements of Operations and Comprehensive Loss and are derived using the specific identification method for determining the cost of marketable securities sold.

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

•

Level 3 Pricing inputs are unobservable for the investment; that is, the inputs reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability.

The Company's fair value hierarchy for its cash equivalents and marketable securities was as follows:

September 30, 2026	Level 1	Level 2	Level 3	Total
Money market securities	$1,758	$—	$—	$1,758
Corporate notes	—	920	—	920
Federal agency notes	—	543	—	543
Commercial paper	—	144	—	144
Total	$1,758	$1,607	$—	$3,365

December 31, 2025	Level 1	Level 2	Level 3	Total
Money market securities	$1,210	$—	$—	$1,210
Corporate notes	—	923	—	923
Federal agency notes	—	2,223	—	2,223
Commercial paper	—	7,093	—	7,093
Total	$1,210	$10,239	$—	$11,449

The fair value maturities of the Company's cash equivalents and marketable securities as of September 30, 2026, were as follows:

	Maturities by Period
		Less than	1-5	5-10	More than
	Total	1 year	years	years	10 years
Cash equivalents and marketable securities	$3,365	$3,365	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market securities, federal agency notes, and commercial paper totaling $2,002 and $8,403 at  September 30, 2026, and December 31, 2025, respectively. Cash equivalents are carried at either cost or fair value, depending on the type of security.

3. Revenue Recognition

The Company derives its revenue primarily from software subscriptions and software development services. Applicable revenue recognition criteria are considered separately for each performance obligation as follows:

•	Subscription revenue consists primarily of revenue earned from subscription fees for access to the Company's SaaS platform and products and, to a lesser extent, licensing fees for software products and intellectual property. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

•	Service revenue consists primarily of revenue earned from the performance of software development services and, to a lesser extent, professional services. The majority of software development contracts are structured as time and materials agreements. Revenue for services is generally recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Customer arrangements may contain multiple deliverables such as software platform subscriptions, software product subscriptions, and professional services. Subscriptions and services offered are usually distinct performance obligations. When they are not capable of being distinct, they are combined with other subscriptions or services until a distinct performance obligation is identified. To determine the transaction price, management considers the terms of the contract and the Company's customary business practices. Some contracts may contain variable consideration. In those cases, management estimates the amount of variable consideration based on the sum of probability-weighted amounts in a range of possible consideration amounts. As part of this assessment, management evaluates whether any of the variable consideration is constrained and if it is, it is not included in the transaction price. The consideration is allocated between distinct performance obligations based on their stand-alone selling prices. When the standalone selling prices are not directly observable, management makes estimates based on reasonably available information, including market conditions, specific factors affecting the Company, and information about the customer. The Company recognizes the revenue associated with each performance obligation as the obligation is fulfilled, which for subscriptions is typically recognized ratably over time, and for services is typically recognized when they are performed.

All revenue recognized in the Consolidated Statements of Operations and Comprehensive Loss is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major target market in the Company's single reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Commercial:
Subscription	$2,887	$4,267	$10,397	$13,605
Service	271	41	532	876
Total Commercial	3,158	4,308	10,929	14,481
Government:
Subscription	$300	$300	$900	$900
Service	2,988	3,019	9,583	9,624
Total Government	3,288	3,319	10,483	10,524
Total	$6,446	$7,627	$21,412	$25,005

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

The following table provides information about contract assets:

	September 30,	December 31,
	2026	2025
Contract acquisition costs in other current assets	$111	$193
Contract acquisition costs in other assets	105	176
Total	$216	$369

The Company has contract liabilities from contracts with customers that are classified as "deferred revenue" and "other long-term liabilities" in the Consolidated Balance Sheets. Contract liabilities consist of billings in advance for subscriptions and services for which the performance obligation has not been satisfied.

The following table provides information about contract liabilities:

	September 30,	December 31,
	2026	2025
Contract liabilities in deferred revenue	$3,518	$3,993
Contract liabilities in other long-term liabilities	23	17
Total	$3,541	$4,010

The Company recognized $3,220 of revenue during the nine months ended September 30, 2026, that was included in the contract liability balance as of December 31, 2025.

The aggregate amount of the transaction prices from contractual obligations that are unsatisfied or partially unsatisfied was $31,558 and $27,989 as of September 30, 2026, and December 31, 2025, respectively. As of September 30, 2026, the Company expects approximately $16,633 to be recognized during the next twelve months, approximately $4,075 to be recognized in the subsequent twelve months, and approximately $10,850 to be recognized thereafter.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

4. Segment Information

Significant Segment Expenses

The Company derives its revenue from a single reporting segment: identification and authentication solutions. Revenue is generated in this segment primarily through software subscriptions and software development services. The Company manages its business activities on a consolidated basis. In addition, the Chief Executive Officer of the Company, as the chief operating decision-maker ("CODM"), reviews the Company's operating results and makes decisions to allocate resources based on consolidated financial information. As such, the Company has one single reportable segment. The CODM uses consolidated net income (loss) as a performance measure and total consolidated assets as an asset measure, to assess performance of the Company, to allocate working capital, and to monitor budget versus actual results.

The following table illustrates reported segment revenue, segment profit and loss, and significant segment expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Subscription	$3,187	$4,567	$11,297	$14,505
Service	3,259	3,060	10,115	10,500
Total revenue	6,446	7,627	21,412	25,005
Cost of revenue:
Subscription (1)	404	642	1,276	2,101
Service (1)	1,313	1,330	4,161	4,120
Amortization expense on acquired intangible assets	1,204	1,209	3,613	3,546
Total cost of revenue	2,921	3,181	9,050	9,767
Operating expenses:
Cash compensation	5,203	4,875	14,901	22,281
Stock-based compensation	2,812	3,529	11,998	8,170
Professional services and consultants	1,899	1,969	7,788	6,811
Software and hardware	602	608	1,636	2,146
Depreciation and amortization	526	563	1,621	1,606
Other segment items (2)	504	1,266	1,939	3,093
Total operating expenses	11,546	12,810	39,883	44,107
Operating loss	(8,021)	(8,364)	(27,521)	(28,869)
Other income, net	121	217	521	796
Provision for income taxes	(37)	(5)	(34)	(29)
Net loss	$(7,937)	$(8,152)	$(27,034)	$(28,102)

(1)	Cost of revenue for Subscription and Service excludes amortization expense on acquired intangible assets.
(2)	Other segment items include training and travel expenses, recruiting expenses, rent and facility expenses, bad debt expenses and other miscellaneous costs.

Geographic Information

The Company markets its products in the U.S. and in non-U.S. countries through its sales personnel and partners. Revenue by geographic area, based upon the "bill-to" location, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Domestic	$1,502	$2,308	$4,740	$6,781
International (1)	4,944	5,319	16,672	18,224
Total	$6,446	$7,627	$21,412	$25,005

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

The following customers accounted for 10% or more of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	51%	43%	49%	42%
Customer B	*	*	*	13%
Customer C	*	11%	*	10%

*	Less than 10%

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

Performance Restricted Stock Units

The fair value of PRSU awards that vest upon meeting a service condition and a performance condition, such as the Company exceeding a future annual recurring revenue target, is determined based on the fair market value of the Company's common stock on the date of the grant (measurement date), adjusted for probability of achievement of the performance criteria as of each reporting date, and is recognized on a straight-line basis over the service period of the award, which is generally one to three years for employee grants. The probability of achievement is subject to judgment, and could change from period to period, impacting the amount of expense to be recognized.

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

Long Term Incentive Plan ("LTIP") Units

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

The following inputs are used in the Monte Carlo valuation models to estimate the fair value:

Stock Price. The stock price represents the fair market value of the Company's common stock on the date of the grant.

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

PRSU Monte Carlo Valuation Inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock price	$—	$—	$9.80	$13.16
Expected volatility	—%	—%	73.9%	70.9%
Risk-free interest rate	—%	—%	4.1%	3.8%

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

PVU Monte Carlo Valuation Inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock price	$7.59	$—	$8.55	$—
Expected volatility	75.3%	—%	79.0%	—%
Risk-free interest rate	4.1%	—%	4.1%	—%

Employee Stock Purchase Program

The fair value of shares offered for purchase under the Company's ESPP is determined at the beginning of each offering period (measurement date) using the Black-Scholes valuation model. The Company recognizes the fair value of the award on a straight-line basis over the offering period, which is eighteen months. The service period is between six months and eighteen months.

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

Term. The term represents the number of months between the start of the offering period and each purchase date in the offering period.

ESPP Black-Scholes Valuation Inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock price	$—	$—	$11.33	$12.52
Expected volatility	—%	—%	91.9%	89.1%
Risk-free interest rate	—%	—%	3.9%	4.2%
Expected term	—	—	1.00	0.98

Stock-Based Compensation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation:
Cost of revenue	$368	$336	$1,116	$726
Sales and marketing	167	577	585	1,727
Research, development and engineering	628	1,244	1,948	2,872
General and administrative	2,017	1,708	9,465	3,571
Stock-based compensation expense	3,180	3,865	13,114	8,896
Capitalized to software and patent costs	—	61	—	115
Total stock-based compensation	$3,180	$3,926	$13,114	$9,011

The Company paid $469 of cash in exchange for the forfeiture of 60 vested PRSU awards to facilitate payment of income tax obligations of its former Chief Executive Officer ("CEO").

The following table sets forth total unrecognized compensation costs related to non-vested stock-based awards granted under the Company's stock incentive plans:

	September 30,	December 31,
	2026	2025
Total unrecognized compensation costs	$19,570	$13,110

Total unrecognized compensation costs will be adjusted based on updates to the estimated future achievement of performance conditions on PRSU awards as well as for any future forfeitures if and when they occur.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

The Company expects to recognize the total unrecognized compensation costs as of September 30, 2026, for all non-vested stock-based awards over weighted average periods through  September 30, 2030, as follows:

	RSAs	RSUs	PRSUs	TVUs	PVUs	ESPP
Weighted average period (in years)	0.81	1.57	1.41	2.00	2.52	0.51

As of September 30, 2026, under the Company's stock incentive plan, an additional 1,002 shares remained available for future grants, and under the Company's ESPP, an additional 134 shares remained available for future offering periods. The Company issues new shares upon the grants of RSAs, upon vesting of RSU and PRSU awards, upon purchase of ESPP shares, and upon redemption for TVUs and PVUs. The Company also reduces shares available for future grants under the stock incentive plan upon vesting of TVUs and PVUs, at which point each vested TVU and PVU may be redeemed, subject to certain restrictions, for an equivalent number of common shares at the option of the unitholder.

Restricted Stock Awards Activity

The following table presents the unvested RSA activity:

		Weighted
		Average
	Number of	Grant Date
Three Months Ended September 30, 2026:	Shares	Fair Value
Unvested balance at June 30, 2026	124	$9.96
Granted	—	$—
Vested	(6)	$12.27
Forfeited	—	$—
Unvested balance at September 30, 2026	118	$9.85

		Weighted
		Average
	Number of	Grant Date
Nine Months Ended September 30, 2026:	Shares	Fair Value
Unvested balance at December 31, 2025	85	$15.77
Granted	96	$7.33
Vested	(63)	$14.07
Forfeited	—	$—
Unvested balance at September 30, 2026	118	$9.85

The fair value of RSAs vested is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fair value of RSAs vested	$34	$73	$459	$668

Restricted Stock Units Activity

The following table presents the unvested RSU award activity:

		Weighted
		Average
	Number of	Grant Date
Three Months Ended September 30, 2026:	Units	Fair Value
Unvested balance at June 30, 2026	955	$12.06
Granted	178	$7.55
Vested	(128)	$12.05
Forfeited	(55)	$9.92
Unvested balance at September 30, 2026	950	$11.34

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

		Weighted
		Average
	Number of	Grant Date
Nine Months Ended September 30, 2026:	Units	Fair Value
Unvested balance at December 31, 2025	584	$15.32
Granted	927	$8.82
Vested	(433)	$10.69
Forfeited	(128)	$13.44
Unvested balance at September 30, 2026	950	$11.34

The fair value of RSU awards vested is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fair value of RSU awards vested	$966	$1,082	$3,175	$4,119

Performance Restricted Stock Units Activity

The following table presents the unvested PRSU award activity:

		Weighted
		Average
	Number of	Grant Date
Three Months Ended September 30, 2026:	Units	Fair Value
Unvested balance at June 30, 2026	353	$21.67
Change in units based on performance expectations	—	$—
Granted	16	$7.53
Vested	(64)	$7.13
Forfeited	(38)	$22.21
Unvested balance at September 30, 2026	267	$16.10

		Weighted
		Average
	Number of	Grant Date
Nine Months Ended September 30, 2026:	Units	Fair Value
Unvested balance at December 31, 2025	533	$20.70
Change in units based on performance expectations	(26)	$22.17
Granted	206	$14.34
Vested	(319)	$11.70
Forfeited	(127)	$17.02
Unvested balance at September 30, 2026	267	$16.10

The fair value of PRSU awards vested is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fair value of PRSU awards vested	$502	$—	$1,875	$1,707

TVU Award Activity

The following table presents the unvested TVU award activity:

		Weighted
		Average
	Number of	Grant Date
Three Months Ended September 30, 2026:	Units	Fair Value
Unvested balance at June 30, 2026	275	$9.54
Granted	365	$7.58
Vested	(298)	$9.39
Forfeited	—	$—
Unvested balance at September 30, 2026	342	$7.58

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

		Weighted
		Average
	Number of	Grant Date
Nine Months Ended September 30, 2026:	Units	Fair Value
Unvested balance at December 31, 2025	—	$—
Granted	732	$8.56
Vested	(390)	$9.43
Forfeited	—	$—
Unvested balance at September 30, 2026	342	$7.58

The fair value of TVU awards vested is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fair value of TVU awards vested	$2,291	$—	$3,127	$—

PVU Award Activity

The following table presents the unvested PVU award activity:

		Weighted
		Average
	Number of	Grant Date
Three Months Ended September 30, 2026:	Units	Fair Value
Unvested balance at June 30, 2026	683	$3.89
Granted	887	$4.80
Vested	(263)	$3.89
Forfeited	—	$—
Unvested balance at September 30, 2026	1,307	$4.51

		Weighted
		Average
	Number of	Grant Date
Nine Months Ended September 30, 2026:	Units	Fair Value
Unvested balance at December 31, 2025	—	$—
Granted	1,570	$4.40
Vested	(263)	$3.89
Forfeited	—	$—
Unvested balance at September 30, 2026	1,307	$4.51

The fair value of PVU awards vested is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fair value of PVU awards vested	$2,057	$—	$2,057	$—

Employee Stock Purchase Plan Activity

ESPP Activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares Issued	—	—	56	—
Weighted Average Purchase Price	$—	$—	$8.00	$—
Weighted Average Fair Value of Purchase Rights	$—	$—	$5.59	$—

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

6. Shareholders' Equity

Sales Agreement

In June 2026, the Company entered into a Sales Agreement, whereby the Company may sell from time to time through Needham & Company, LLC, as its sales agent, the Company's common stock having an aggregate offering price of up to $17,500 (the "Sales Agreement").

For the three months ended  September 30, 2026, the Company sold no shares under the Sales Agreement. For the nine months ended September 30, 2026, the Company sold 24 shares at an average price of $12.59 per share under the Sales Agreement totaling $304 of cash proceeds, less $42 of commissions and stock issuance costs. Prior to making any future sales under the Sales Agreement, the Company would need to, among other things, file a prospectus supplement with respect to the program.

Registered Direct Offering

On September 29, 2026, the Company entered into purchase agreements with investors providing for the issuance and sale by the Company of 4,500 common shares, in the aggregate, in a registered direct offering, which closed on September 30, 2026. The shares were offered at a price of $4.04 per share, totaling $18,180 of gross cash proceeds, less $1,279 of commissions and fees.

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

On May 19, 2026, the C&TM Committee approved a grant of 1,050 LTIP units consisting of 367 TVUs and 683 PVUs that will vest on satisfaction of certain service and market conditions, with accelerated vesting upon certain events such as termination of employment.

On July 5, 2026, the C&TM Committee approved a grant of 1,060 LTIP units consisting of 307 TVUs and 753 PVUs that will vest on satisfaction of certain service and market conditions, with accelerated vesting upon certain events such as termination of employment.

On August 3, 2026, the C&TM Committee approved a grant of 192 LTIP units consisting of 58 TVUs and 134 PVUs that will vest based on the satisfaction of applicable service and market conditions.

7. Earnings Per Share

The Company calculates basic and diluted earnings (loss) per share in accordance with ASC No. 260, "Earnings Per Share."

Basic earnings (loss) per share excludes dilution and is calculated by dividing earnings (loss) attributable to Digimarc Corporation common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing earnings (loss) attributable to Digimarc Corporation common shareholders by the weighted-average number of common shares, as adjusted for the potentially dilutive effect of unvested RSUs and PRSUs, outstanding ESPP purchase rights, and vested but not redeemed LTIP units. The dilutive effect of unvested RSUs and PRSUs, outstanding ESPP purchase rights, and vested but not redeemed LTIP units is determined using the treasury stock and if-converted method, as applicable. RSAs are included in shares outstanding on the date of grant.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

The following table reconciles earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic Earnings (Loss) per Share:
Net loss attributable to Digimarc Corporation — basic	$(8,089)	$(8,152)	$(27,169)	$(28,102)
Weighted average shares outstanding — basic	22,508	21,709	22,263	21,614
Net loss per share attributable to Digimarc Corporation common shareholders — basic	$(0.36)	$(0.38)	$(1.22)	$(1.30)

Diluted Earnings (Loss) per Share:
Net loss attributable to Digimarc Corporation — diluted	$(8,089)	$(8,152)	$(27,169)	$(28,102)
Weighted average shares outstanding — diluted	22,508	21,709	22,263	21,614
Net loss per share attributable to Digimarc Corporation common shareholders — diluted	$(0.36)	$(0.38)	$(1.22)	$(1.30)

The following table indicates the stock equivalents related to unvested RSUs and PRSUs, and vested but unredeemed TVUs and PVUs that were anti-dilutive and excluded from diluted earnings (loss) per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Anti-dilutive shares due to net loss	561	—	659	—

8. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivables are recorded at the contractual or invoiced amount.

	September 30,	December 31,
	2026	2025
Trade accounts receivable, current	$4,990	$7,271
Trade accounts receivable, long-term	42	90
Allowance for doubtful accounts	(752)	(758)
Trade accounts receivable, net	$4,280	$6,603
Unpaid deferred revenue included in trade accounts receivable	$960	$2,597

Allowance for Doubtful Accounts

The Company's accounts receivables are subject to concentrations of credit risk. The Company maintains an allowance for its doubtful accounts receivable to reflect any estimated credit losses. The allowance is established in accordance with the current expected credit loss model, which requires the estimation of expected credit losses over the contractual life of financial assets. The allowance is calculated using a forward-looking probability-weighted approach based on historical loss experience, current economic conditions, and reasonable and supportable forecasts. The Company records the allowance in "general and administrative" expense in the Consolidated Statements of Operations and Comprehensive Loss, up to the amount of revenue recognized to date for each account. Any incremental allowance is recorded as an offset to "deferred revenue" in the Consolidated Balance Sheets. Accounts receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success.

Unpaid Deferred Revenue

The unpaid deferred revenue that is included in trade accounts receivable is billed in accordance with the provisions of the contracts with the Company's customers.

Major Customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	September 30,	December 31,
	2026	2025
Company A	46%	47%
Company B	*	19%

*	Less than 10%

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

	September 30,	December 31,
	2026	2025
Software	$6,067	$6,061
Equipment	2,586	2,621
Leasehold improvements	192	227
Office furniture and fixtures	63	63
Gross property and equipment	8,908	8,972
Accumulated depreciation	(8,128)	(7,868)
Property and equipment, net	$780	$1,104

10. Goodwill

The Company performs its annual goodwill impairment test during the second quarter of each fiscal year or whenever events or changes in circumstances indicate that the carrying value may exceed the fair value. If the carrying value exceeds the estimated fair value, an impairment is recorded. The Company operates as a single reporting unit. The Company estimates the fair value of its single reporting unit using a market approach, which takes into account the Company's market capitalization plus an estimated control premium. No impairment charges were recorded for the three and nine months ended September 30, 2026 and 2025.

Balance at December 31, 2025	$9,056
Currency translation adjustments	(94)
Balance at September 30, 2026	$8,962

11. Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the three and nine months ended September 30, 2026 and 2025.

Patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, but generally approximates seventeen years.

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	September 30,	December 31,
	(years)	2026	2025
Capitalized patent costs	~17	$8,391	$8,795

Intangible assets acquired:
Developed technology	5	23,811	24,095
Customer relationships	10	11,379	11,514
Purchased intellectual property	10	250	250
Gross intangible assets		43,831	44,654
Accumulated amortization		(31,586)	(27,609)
Intangibles, net		$12,245	$17,045

The amortization of capitalized patent costs, developed technology, and purchased intellectual property is recorded in "cost of revenue" and the amortization of customer relationships is recorded in "operating expenses" in the Consolidated Statements of Operations and Comprehensive Loss.

Amortization expense on intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization expense	$1,597	$1,627	$4,801	$4,789

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

For intangible assets recorded at September 30, 2026, the estimated future aggregate amortization expense for the years ending December 31, 2026, through December 31, 2030 is as follows:

Amortization
Expense
Remainder of 2026	$1,576
2027	1,537
2028	1,528
2029	1,510
2030	1,485

12. Leases

The Company accounts for leases in accordance with ASC No. 842, "Leases."

In February 2022, the Company entered into a sublease agreement and lease extension agreement for office space in Beaverton, Oregon to move the Company's corporate headquarters. The term of the sublease and lease extension runs through September 2030, with remaining rent payments as of September 30, 2026, totaling $5,478 plus operating expenses, payable in monthly installments. The first 26 months of rent payments and operating expenses were abated to cover the remaining lease term on the Company's former corporate headquarters.

All of the Company's leases are operating leases. The following table provides additional details of leases presented in the Consolidated Balance Sheets:

	September 30,	December 31,
	2026	2025
Lease right of use assets	$2,871	$3,238
Lease liabilities, current	$996	$899
Lease liabilities, long-term	$3,553	$4,314

Weighted-average remaining life (in years)	4.0	4.7
Weighted-average discount rate	9%	9%

The current lease liabilities are included in "accounts payable and other accrued liabilities" in the Consolidated Balance Sheets.

The carrying value of the lease right of use assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment charges were recorded for the three and nine months ended September 30, 2026 and 2025.

Operating lease expense is included in "operating expenses" in the Consolidated Statements of Operations and Comprehensive Loss and in "cash flows from operating activities" in the Consolidated Statements of Cash Flows. The operating leases include variable lease payments, which are included in operating lease expense. Additional details of the Company's operating leases are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	$352	$356	$1,109	$1,098
Cash paid for operating leases	$598	$447	$1,549	$1,365

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

The table below reconciles the aggregate cash payment obligations for the next five years and total of the remaining years for the operating lease liability recorded in the Consolidated Balance Sheets as of September 30, 2026:

Cash
Payment
Obligations
Remainder of 2026	$342
2027	1,397
2028	1,296
2029	1,389
2030	1,066
Thereafter	—
Total lease payments	5,490
Imputed interest	(941)
Total minimum lease payments	$4,549

In December 2025, the Company entered into a sub-sublease agreement for the Company's corporate headquarters in Beaverton, Oregon, whereby the Company agreed to sub-sublease 38 thousand of the 65 thousand square feet of the building to another tenant. The term of the sub-sublease began on March 1, 2026, and runs through September 2030. The Company has recognized net sublease income of $146 and $340 for the three and nine months ended September 30, 2026, respectively in the Consolidated Statements of Operations and Comprehensive Loss. The remaining rent payments owed to the Company under the sub-sublease are $2,651.

13. Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities are summarized below:

	September 30,	December 31,
	2026	2025
Accrued liabilities	$3,611	$2,959
Accounts payable	2,787	501
Lease liabilities, current	996	899
Accounts payable and other accrued liabilities	$7,394	$4,359

14. Other Income

The following table provides activity in other income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$45	$135	$231	$567
Refundable tax credit	107	61	145	148
Foreign currency gains (losses)	(31)	21	93	81
Other income (loss)	—	—	52	—
Other income, net	$121	$217	$521	$796

15. Income Taxes

The benefit (provision) for income taxes reflects current taxes and deferred taxes. The effective tax rate for each of the three and nine months ended September 30, 2026 and 2025 was 0%.

The valuation allowance against net deferred tax assets as of September 30, 2026, was $116,460, an increase of $3,714 from $112,746 as of December 31, 2025. The Company continues to maintain a full valuation allowance against its net deferred tax assets, as management has concluded that it is more likely than not that such deferred tax assets will not be realized. The Company will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. Future reversals of the valuation allowance would result in a tax benefit in the period recognized.

Excess tax deficiencies of $563 and $948 were recognized in the benefit (provision) for income taxes for the three months ended September 30, 2026 and 2025, respectively, which were offset by $563 and $948 of valuation allowance, respectively. Excess tax deficiencies of $3,717 and $1,827 were recognized in the benefit (provision) for income taxes for the nine months ended September 30, 2026 and 2025, respectively, which were offset by $3,717 and $1,827 of valuation allowance, respectively.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

16. Commitments and Contingencies

Certain of the Company's product and services agreements include an indemnification provision for claims from third parties relating to the Company's intellectual property. Such indemnification provisions are accounted for in accordance with ASC No. 450 "Contingencies." To date, there have been no claims made under such indemnification provisions.

The Company is subject to certain legal proceedings, including ongoing securities and derivative matters, as previously disclosed in the Company's Annual Report on Form 10-K for the Year Ended December 31, 2025. On February 9, 2026, the Predecessor and the now former Chief Executive Officer and current Chief Financial Officer of the Company moved to dismiss the class action lawsuit captioned Ullom v. Digimarc Corp., et al., No. 3:25-cv-00779-JR (the "Ullom Action"). On February 11, 2026, the two derivative lawsuits filed in the Circuit Court of the State of Oregon for the County of Multnomah, Johnson v. McCormack et al., No. 25-cv-56998 (the "Johnson Action") and Sperry v. McCormack et al., No. 26-cv-00621 (the "Sperry Action"), were consolidated and remain stayed pending resolution of the defendants' motion to dismiss in the Ullom Action. On June 23, 2026, the magistrate judge issued findings and a recommendation that the motion to dismiss filed by the Predecessor and the now former Chief Executive Officer and current Chief Financial Officer of the Company in the Ullom Action be granted and that judgment be entered dismissing the Ullom Action. The findings and recommendation are subject to review by the district judge and do not constitute a final order or judgment. On July 17, 2026, the plaintiffs in the Ullom Action filed objections to the findings and recommendation, and on August 10, 2026, the defendants filed their response to those objections. The consolidated federal derivative actions, which were filed nominally on behalf of the Predecessor, remain stayed pending resolution of the Ullom Action. In addition, the derivative lawsuits filed in the Circuit Court of the State of Oregon for the County of Multnomah, the Johnson and the Sperry Actions, which were also filed nominally on behalf of the Predecessor, remain consolidated and stayed. The defendants, including the Company, believe they have defenses to the claims and are responding accordingly.

17. Subsequent Events

LTIP Equity Unit Redemption

In October 2026, 636 LTIP units were converted into common units of DMRC LLC and subsequently redeemed for 636 common shares of Digimarc Corporation at the election of the unitholder. The redemption increases the number of shares of common stock outstanding by 636 and results in a reclassification within equity of $947 from Non-controlling interest to Shareholders' equity of Digimarc Corporation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Digimarc that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. See the discussion regarding forward-looking statements included in this Quarterly Report on Form 10-Q under the caption "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."

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

Digimarc, Illuminate, and the circle-d logo are registered trademarks of Digimarc. EVRYTHNG and EVRYTHNG PRODUCT CLOUD are registered trademarks of EVRYTHNG Limited ("EVRYTHNG"), a subsidiary of Digimarc.

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

Our intellectual property contains many innovations in digital watermarking, content and object recognition, product authentication, and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world's most extensive patent portfolios in digital watermarking and related fields, with approximately 650 U.S. and foreign patents granted and applications pending as of September 30, 2026. The patents in our portfolio each have a life of approximately 20 years from the patent's effective filing date.

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

Results of Operations

The following table presents Consolidated Statements of Operations data for the periods indicated as a percentage of total revenue. Unless stated otherwise, all references in this Management's Discussion and Analysis of Financial Condition and Results of Operations relate to the three and nine months ended September 30, 2026, and all changes discussed with respect to such period reflect changes compared to the three and nine months ended September 30, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Percentages are percent of total revenue
Revenue:
Subscription	49%	60%	53%	58%
Service	51%	40%	47%	42%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription (1)	6%	8%	6%	8%
Service (1)	20%	17%	19%	16%
Amortization expense on acquired intangible assets	19%	16%	17%	14%
Total cost of revenue	45%	42%	42%	39%
Gross profit	55%	58%	58%	61%
Operating expenses:
Sales and marketing	41%	37%	33%	45%
Research, development and engineering	58%	57%	52%	66%
General and administrative	76%	70%	97%	62%
Amortization expense on acquired intangible assets	4%	4%	4%	3%
Total operating expenses	179%	168%	186%	176%
Operating loss	(124)%	(110)%	(129)%	(115)%
Other income, net	2%	3%	2%	3%
Loss before income taxes	(123)%	(107)%	(126)%	(112)%
Provision for income taxes	(1)%	(—)%	(—)%	(—)%
Net loss	(123)%	(107)%	(126)%	(112)%

(1)	Cost of revenue for Subscription and Service excludes amortization expense on acquired intangible assets.

Summary

Total revenue for the three months ended September 30, 2026, decreased $1.2 million, or 15%, to $6.4 million, compared to $7.6 million for the three months ended September 30, 2025. Subscription revenue decreased $1.4 million, primarily reflecting a decrease of $0.8 million from the expiration of a commercial contract in October 2025 and a decrease of $0.6 million from the step-down of a commercial contract in June 2026. Service revenue increased $0.2 million, primarily reflecting higher service revenue from a commercial customer.

Total revenue for the nine months ended September 30, 2026, decreased $3.6 million, or 14%, to $21.4 million, compared to $25.0 million for the nine months ended September 30, 2025. Subscription revenue decreased $3.2 million, primarily reflecting a decrease of $3.6 million from the expiration of two commercial contracts in 2025, partially offset by higher subscription revenue from new and existing commercial contracts. Service revenue decreased $0.4 million, primarily reflecting a $0.5 million decrease in commercial service revenue from HolyGrail 2.0 recycling projects, as that work was previously completed.

Total operating expenses for the three months ended September 30, 2026, decreased $1.3 million, or 10%, to $11.5 million, compared to $12.8 million for the three months ended September 30, 2025. The decrease primarily reflects decreases in stock-based compensation expense of $0.7 million, bad debt expense of $0.5 million, and other costs of $0.3 million, partially offset by a $0.4 million increase in cash severance costs. The $0.7 million decrease in stock-based compensation expense includes $1.2 million of lower stock-based compensation expense largely due to a lower number of employee stock grants, partially offset by $0.5 million of one-time expense related to the acceleration of unvested equity awards held by our former CEO.

Total operating expenses for the nine months ended September 30, 2026, decreased $4.2 million, or 10%, to $39.9 million, compared to $44.1 million for the nine months ended September 30, 2025. The decrease primarily reflects decreases in cash compensation costs of $7.4 million, bad debt expense of $0.8 million, software and hardware costs of $0.5 million, and other costs of $0.4 million, partially offset by increases in stock-based compensation expense of $3.8 million and professional services costs of $1.0 million. The $7.4 million decrease in cash compensation costs includes $6.4 million of lower costs largely due to lower headcount and $1.7 million of lower cash severance costs, partially offset by $0.7 million lower allocation out of operating expenses to cost of revenue primarily due to lower billable service hours. The $3.8 million increase in stock-based compensation expense includes $5.9 million of one-time expense related to the acceleration of unvested equity awards held by our former CEO, partially offset by $2.1 million of lower stock-based compensation expense largely due to a lower number of employee stock grants. The $1.0 million increase in professional services costs includes $1.7 million of one-time costs associated with the recent corporate reorganization, partially offset by $0.7 million of lower other professional services costs.

Revenue

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025	Increase (Decrease)	Increase (Decrease)
Revenue:
Subscription	$3,187	$4,567	$(1,380)	(30)%	$11,297	$14,505	$(3,208)	(22)%
Service	3,259	3,060	199	7%	10,115	10,500	(385)	(4)%
Total	$6,446	$7,627	$(1,181)	(15)%	$21,412	$25,005	$(3,593)	(14)%
Revenue (as % of total revenue):
Subscription	49%	60%			53%	58%
Service	51%	40%			47%	42%
Total	100%	100%			100%	100%

Subscription

Subscription revenue consists primarily of revenue earned from subscription fees for access to our SaaS platform and products and, to a lesser extent, licensing fees for our software products and intellectual property. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

The $1.4 million decrease in subscription revenue for the three months ended September 30, 2026, compared to the corresponding three months ended September 30, 2025, primarily reflects a decrease of $0.8 million from the expiration of a commercial contract in October 2025 and a decrease of $0.6 million from the step-down of a commercial contract in June 2026.

The $3.2 million decrease in subscription revenue for the nine months ended September 30, 2026, compared to the corresponding nine months ended September 30, 2025, primarily reflects a decrease of $3.6 million from the expiration of two commercial contracts in 2025, partially offset by an increase from new and existing commercial customers.

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

The $0.2 million increase in service revenue for the three months ended September 30, 2026, compared to the corresponding three months ended September 30, 2025, primarily reflects higher service revenue from a commercial customer.

The $0.4 million decrease in service revenue for the nine months ended September 30, 2026, compared to the corresponding nine months ended September 30, 2025, primarily reflects $0.5 million of lower commercial service revenue from HolyGrail 2.0 recycling projects.

Revenue by geography

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025	Increase (Decrease)	Increase (Decrease)
Revenue by geography:
Domestic	$1,502	$2,308	$(806)	(35)%	$4,740	$6,781	$(2,041)	(30)%
International	4,944	5,319	(375)	(7)%	16,672	18,224	(1,552)	(9)%
Total	$6,446	$7,627	$(1,181)	(15)%	$21,412	$25,005	$(3,593)	(14)%
Revenue (as % of total revenue):
Domestic	23%	30%			22%	27%
International	77%	70%			78%	73%
Total	100%	100%			100%	100%

Domestic

The $0.8 million decrease in domestic revenue for the three months ended September 30, 2026, compared to the corresponding three months ended September 30, 2025, primarily reflects a decrease of $0.8 million from the expiration of a commercial subscription contract with a domestic customer in October 2025.

The $2.0 million decrease in domestic revenue for the nine months ended September 30, 2026, compared to the corresponding nine months ended September 30, 2025, primarily reflects a decrease of $2.4 million from the expiration of a commercial subscription contract with a domestic customer in October 2025, partially offset by higher commercial subscription revenue from new and existing contracts with domestic customers.

International

The $0.4 million decrease in international revenue for the three months ended September 30, 2026, compared to the corresponding three months ended September 30, 2025, primarily reflects a decrease of $0.6 million from the step-down of a commercial subscription contract with an international customer in June 2026, partially offset by higher commercial service revenue from an international customer.

The $1.6 million decrease in international revenue for the nine months ended September 30, 2026, compared to the corresponding nine months ended September 30, 2025, primarily reflects a decrease of $1.2 million from the expiration of a commercial subscription contract with an international customer in April 2025 and $0.5 million of lower commercial service revenue from HolyGrail 2.0 recycling projects.

Revenue by market

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025	Increase (Decrease)	Increase (Decrease)
Commercial:
Subscription	$2,887	$4,267	$(1,380)	(32)%	$10,397	$13,605	$(3,208)	(24)%
Service	271	41	230	561%	532	876	(344)	(39)%
Total Commercial	$3,158	$4,308	$(1,150)	(27)%	$10,929	$14,481	$(3,552)	(25)%

Government:
Subscription	$300	$300	$—	—%	$900	$900	$—	—%
Service	2,988	3,019	(31)	(1)%	9,583	9,624	(41)	—%
Total Government	$3,288	$3,319	$(31)	(1)%	$10,483	$10,524	$(41)	—%
Total	$6,446	$7,627	$(1,181)	(15)%	$21,412	$25,005	$(3,593)	(14)%

Revenue (as % of total revenue):
Commercial	49%	56%			51%	58%
Government	51%	44%			49%	42%
Total	100%	100%			100%	100%

Commercial

The $1.2 million decrease in commercial revenue for the three months ended September 30, 2026, compared to the corresponding three months ended September 30, 2025, primarily reflects a decrease of $0.8 million from the expiration of a commercial contract in October 2025 and a decrease of $0.6 million from the step-down of a commercial contract in June 2026, partially offset by higher service revenue from a commercial customer.

The $3.6 million decrease in commercial revenue for the nine months ended September 30, 2026, compared to the corresponding nine months ended September 30, 2025, primarily reflects a decrease of $3.6 million from the expiration of two commercial contracts in 2025, and $0.5 million of lower commercial service revenue from HolyGrail 2.0 recycling projects, partially offset by higher commercial subscription revenue from new and existing customers.

Government

Government revenue for the three months ended September 30, 2026, compared to the corresponding three months ended September 30, 2025, did not change significantly.

Government revenue for the nine months ended September 30, 2026, compared to the corresponding nine months ended September 30, 2025, did not change significantly.

Annual Recurring Revenue ("ARR")

	As of	As of
	September 30,	September 30,	Dollar	Percent
	2026	2025	Increase (Decrease)	Increase (Decrease)
ARR	$10,822	$15,813	$(4,991)	(32)%

Ending ARR decreased $5.0 million from $15.8 million as of September 30, 2025, to $10.8 million as of September 30, 2026, reflecting the expiration of a commercial contract in October 2025 that accounted for $3.1 million of ARR and the step-down in another commercial contract in June 2026 that accounted for $2.6 million of ARR, partially offset by $0.7 million of net increases to ARR from new and existing commercial contracts.

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

Cost of revenue

Subscription. Cost of subscription revenue primarily includes:

•	cloud hosting costs and image search data fees to support our subscription products; and

•	amortization of capitalized patent costs and patent maintenance fees.

Service. Cost of service revenue primarily includes:

•

compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our software developers, quality assurance personnel, professional services team and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;

•	charges for equipment and software directly used by customers; and

•	travel costs that are billed to customers.

Amortization expense on acquired intangible assets includes:

•	amortization expense recognized on the developed technology intangible asset acquired in the EVRYTHNG acquisition.

Gross profit

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025	Increase (Decrease)	Increase (Decrease)
Gross Profit:
Subscription (1)	$2,783	$3,925	$(1,142)	(29)%	$10,021	$12,404	$(2,383)	(19)%
Service (1)	1,946	1,730	216	12%	5,954	6,380	(426)	(7)%
Amortization expense on acquired intangible assets	(1,204)	(1,209)	5	—%	(3,613)	(3,546)	(67)	(2)%
Total	$3,525	$4,446	$(921)	(21)%	$12,362	$15,238	$(2,876)	(19)%
Gross Profit Margin:
Subscription (1)	87%	86%			89%	86%
Service (1)	60%	57%			59%	61%
Total	55%	58%			58%	61%

(1)	Gross Profit and Gross Profit Margin for Subscription and Service excludes amortization expense on acquired intangible assets.

The $0.9 million decrease in total gross profit for the three months ended September 30, 2026, compared to the corresponding three months ended September 30, 2025, primarily reflects $1.2 million of lower revenue, partially offset by $0.3 million of lower cost of revenue primarily due to lower cloud hosting costs.

The $2.9 million decrease in total gross profit for the nine months ended September 30, 2026, compared to the corresponding nine months ended September 30, 2025, primarily reflects $3.6 million of lower revenue, partially offset by $0.7 million of lower cost of revenue primarily due to lower cloud hosting costs.

The increase in subscription gross profit margin, excluding amortization expense on acquired intangible assets, for the three months ended September 30, 2026, compared to the corresponding three months ended September 30, 2025, primarily reflects $0.2 million of lower cost of subscription revenue, partially offset by $1.4 million of lower subscription revenue.

The increase in subscription gross profit margin, excluding amortization expense on acquired intangible assets, for the nine months ended September 30, 2026, compared to the corresponding nine months ended September 30, 2025, primarily reflects $0.8 million of lower cost of subscription revenue, partially offset by $3.2 million of lower subscription revenue.

The increase in service gross profit margin, excluding amortization expense on acquired intangible assets, for the three months ended September 30, 2026, compared to the corresponding three months ended September 30, 2025, primarily reflects a more favorable mix of service revenue.

The decrease in service gross profit margin, excluding amortization expense on acquired intangible assets, for the nine months ended September 30, 2026, compared to the corresponding nine months ended September 30, 2025, primarily reflects a less favorable mix of service revenue.

Operating expenses

Sales and marketing

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025	Increase (Decrease)	Increase (Decrease)
Sales and marketing	$2,622	$2,852	$(230)	(8)%	$7,118	$11,161	$(4,043)	(36)%
Sales and marketing (as % of total revenue)	41%	37%			33%	45%

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

The $0.2 million decrease in sales and marketing expenses for the three months ended September 30, 2026, compared to the corresponding three months ended September 30, 2025, primarily reflects:

•	lower stock-based compensation expense of $0.4 million; and

•	lower professional services costs of $0.2 million; partially offset by

•	higher cash severance costs of $0.4 million.

The $4.0 million decrease in sales and marketing expenses for the nine months ended September 30, 2026, compared to the corresponding nine months ended September 30, 2025, primarily reflects:

•	lower cash compensation costs of $2.5 million largely due to lower headcount;

•	lower stock-based compensation expense of $1.1 million;

•	lower cash severance costs of $0.2 million; and

•	lower other costs of $0.2 million.

Research, development and engineering

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025	Increase (Decrease)	Increase (Decrease)
Research, development and engineering	$3,755	$4,315	$(560)	(13)%	$11,154	$16,485	$(5,331)	(32)%
Research, development and engineering (as % of total revenue)	58%	57%			52%	66%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our software and hardware developers and quality assurance personnel;

•	payments to outside contractors for software development services;

•	the purchase of materials and services for platform and product development; and

•	the allocation of facilities and information technology costs.

The $0.6 million decrease in research, development and engineering expenses for the three months ended September 30, 2026, compared to the corresponding three months ended September 30, 2025, primarily reflects:

•	lower stock-based compensation expense of $0.7 million.

The $5.3 million decrease in research, development and engineering expenses for the nine months ended September 30, 2026, compared to the corresponding nine months ended September 30, 2025, primarily reflects:

•	lower cash compensation costs of $2.4 million largely due to lower headcount;

•	lower cash severance costs of $1.6 million;

•	lower stock-based compensation expense of $0.9 million;

•	lower software and hardware costs of $0.4 million; and

•	lower professional services costs of $0.4 million; partially offset by,

•	lower allocation out of operating expenses to cost of revenue primarily due to lower billable service hours of $0.5 million.

General and administrative

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025	Increase (Decrease)	Increase (Decrease)
General and administrative	$4,882	$5,355	$(473)	(9)%	$20,748	$15,614	$5,134	33%
General and administrative (as % of total revenue)	76%	70%			97%	62%

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

The  $0.5 million  decrease in general and administrative expenses for the three months ended September 30, 2026 , compared to the corresponding three months ended September 30, 2025, primarily reflects:

•	lower bad debt expense of $0.5 million;

•	lower cash compensation costs of $0.4 million; and

•	lower other stock-based compensation expense of $0.2 million; partially offset by

•	higher one-time stock-based compensation expense of $0.5 million related to the acceleration of unvested equity awards held by our former CEO; and

•	higher other professional services costs of $0.2 million.

The $5.1 million increase in general and administrative expenses for the nine months ended September 30, 2026, compared to the corresponding nine months ended September 30, 2025, primarily reflects:

•	higher one-time stock-based compensation expense of $5.9 million related to the acceleration of unvested equity awards held by our former CEO;

•	higher one-time professional services costs of $1.7 million associated with the recent corporate reorganization; and

•	lower allocation out for facilities and information technology costs of $0.5 million primarily due to lower allocable costs; partially offset by

•	lower cash compensation costs of $1.5 million, largely due to lower headcount;

•	lower bad debt expense of $0.8 million;

•	lower other professional services costs of $0.4 million; and

•	lower other costs of $0.2 million.

Amortization expense on acquired intangible assets

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025	Increase (Decrease)	Increase (Decrease)
Amortization expense on acquired intangible assets	$287	$288	$(1)	(—)%	$863	$847	$16	2%
Amortization expense on acquired intangible assets (as % of total revenue)	4%	4%			4%	3%

Amortization expense on acquired intangible assets relates to amortization expense recognized on the customer relationships intangible asset acquired in the EVRYTHNG acquisition.

The insignificant change in amortization expense on acquired intangible assets for both the three and nine-month periods reflects the impact of changes in foreign currency exchange rates.

Stock-based compensation

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025	Increase (Decrease)	Increase (Decrease)
Cost of revenue	$368	$336	$32	10%	$1,116	$726	$390	54%
Sales and marketing	167	577	(410)	(71)%	585	1,727	(1,142)	(66)%
Research, development and engineering	628	1,244	(616)	(50)%	1,948	2,872	(924)	(32)%
General and administrative	2,017	1,708	309	18%	9,465	3,571	5,894	165%
Total	$3,180	$3,865	$(685)	(18)%	$13,114	$8,896	$4,218	47%

The $0.7 million decrease in stock-based compensation expense for the three months ended September 30, 2026, compared to the corresponding three months ended September 30, 2025, primarily reflects $1.2 million of lower expense largely due to a lower number of employee stock grants, partially offset by $0.5 million of one-time expense due to the acceleration of unvested equity awards held by our former CEO.

The $4.2 million increase in stock-based compensation expense for the nine months ended September 30, 2026, compared to the corresponding nine months ended September 30, 2025, primarily reflects $5.9 million of one-time expense due to the acceleration of unvested equity awards held by our former CEO, partially offset by $1.7 million of lower expense largely due to a lower number of employee stock grants.

We anticipate incurring an additional $19.6 million in stock-based compensation expense through September 30, 2030, for stock awards outstanding as of September 30, 2026.

Other income, net

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2026	2025	Increase (Decrease)	Increase (Decrease)	2026	2025	Increase (Decrease)	Increase (Decrease)
Other income, net	$121	$217	(96)	(44)%	$521	$796	$(275)	(35)%
Other income, net (as % of total revenue)	2%	3%			2%	3%

The $0.1 million decrease in other income, net for the three months ended September 30, 2026, compared to the corresponding three months ended September 30, 2025, primarily reflects lower interest income due to lower marketable securities balances and interest rates.

The $0.3 million decrease in other income, net for the nine months ended September 30, 2026, compared to the corresponding nine months ended September 30, 2025, primarily reflects lower interest income due to lower marketable securities balances and interest rates.

Income Taxes

The benefit (provision) for income taxes reflects current taxes and deferred taxes. The effective tax rate for each of the nine months ended September 30, 2026 and 2025 was 0%. Our effective tax rate is significantly lower than our statutory tax rate because we have a valuation allowance recorded against our deferred tax assets.

The valuation allowance against deferred tax assets as of September 30, 2026, was $116.5 million, an increase of $3.7 million from $112.7 million as of December 31, 2025.

We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of September 30, 2026, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. Future reversals of the valuation allowance would result in a tax benefit in the period recognized.

Non-GAAP Financial Measures

The following discussion and analysis includes both financial measures in accordance with GAAP as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flows that excludes amounts that are not normally excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to, GAAP financial measures. Non-GAAP financial measures may not be indicative of the historical operating results of the Company nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP. Our management uses and relies on Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP net loss per diluted share, which are all non-GAAP financial measures. We believe that both management and shareholders benefit from referring to the following non-GAAP financial measures in planning, forecasting and analyzing future periods.

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

The following table presents a reconciliation of Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP net loss per diluted share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP gross profit	$3,525	$4,446	$12,362	$15,238
Amortization of acquired intangible assets	1,204	1,209	3,613	3,546
Amortization and write-off of other intangible assets	209	222	622	660
Stock-based compensation	368	336	1,116	726
Non-GAAP gross profit	$5,306	$6,213	$17,713	$20,170
Non-GAAP gross profit margin	82%	81%	83%	81%

GAAP operating expenses	$11,546	$12,810	$39,883	$44,107
Depreciation and write-off of property and equipment	(124)	(146)	(428)	(430)
Amortization of acquired intangible assets	(287)	(288)	(863)	(847)
Amortization and write-off of other intangible assets	(114)	(128)	(335)	(329)
Amortization of lease right of use assets under operating leases	(128)	(108)	(367)	(309)
Stock-based compensation	(2,812)	(3,529)	(11,998)	(8,170)
Corporate reorganization expenses	(56)	—	(1,713)	—
Non-GAAP operating expenses	$8,025	$8,611	$24,179	$34,022

GAAP net loss	$(7,937)	$(8,152)	$(27,034)	$(28,102)
Total adjustments to gross profit	1,781	1,767	5,351	4,932
Total adjustments to operating expenses	3,521	4,199	15,704	10,085
Non-GAAP net loss	$(2,635)	$(2,186)	$(5,979)	$(13,085)
Non-GAAP net income attributable to non-controlling interest	292	—	337	—
Non-GAAP net loss attributable to Digimarc Corporation	$(2,927)	$(2,186)	$(6,316)	$(13,085)

GAAP net loss per diluted share	$(0.36)	$(0.38)	$(1.22)	$(1.30)
Non-GAAP net loss attributable to Digimarc Corporation	$(2,927)	$(2,186)	$(6,316)	$(13,085)
Non-GAAP net loss per diluted share attributable to Digimarc Corporation common shareholders	$(0.13)	$(0.10)	$(0.28)	$(0.61)

Non-GAAP gross profit for the three months ended September 30, 2026, decreased by $0.9 million compared to the three months ended September 30, 2025. The decrease primarily reflects $1.2 million of lower revenue, partially offset by $0.3 million of lower cost of revenue, primarily due to lower cloud hosting costs.

Non-GAAP gross profit for the nine months ended September 30, 2026, decreased by $2.5 million compared to the nine months ended September 30, 2025. The decrease primarily reflects $3.6 million of lower revenue, partially offset by $1.1 million of lower cost of revenue, primarily due to lower cloud hosting costs.

Non-GAAP gross profit margin for the three months ended September 30, 2026, increased to 82% compared to 81% for the three months ended September 30, 2025. The increase primarily reflects lower cost of revenue, partially offset by lower revenue.

Non-GAAP gross profit margin for the nine months ended September 30, 2026, increased to 83% compared to 81% for the nine months ended September 30, 2025. The increase primarily reflects lower cost of revenue, partially offset by lower revenue.

Non-GAAP operating expenses for the three months ended September 30, 2026, decreased by $0.6 million compared to the three months ended September 30, 2025. The decrease primarily reflects a decrease of $0.5 million of bad debt expense and $0.3 million of other costs, partially offset by an increase of $0.4 million in cash severance costs.

Non-GAAP operating expenses for the nine months ended September 30, 2026, decreased by $9.8 million compared to the nine months ended September 30, 2025. The decrease primarily reflects decreases in cash compensation costs of $7.4 million, bad debt expense of $0.8 million, software and hardware costs of $0.5 million, and other costs of $0.4 million, partially offset by increases in professional services costs of $0.7 million. The $7.4 million decrease in cash compensation costs includes $6.4 million of lower costs largely due to lower headcount and $1.7 million of lower cash severance costs, partially offset by $0.7 million lower allocation out of operating expenses to cost of revenue primarily due to lower billable service hours.

Liquidity and Capital Resources

	September 30,	December 31,
	2026	2025
Working capital	$18,661	$12,988
Current ratio (1)	2.7:1	2.6:1
Cash, cash equivalents and short-term marketable securities	$22,053	$12,866

(1)	The current ratio is calculated by dividing total current assets by total current liabilities.

The $9.2 million increase in cash, cash equivalents and marketable securities at September 30, 2026, from December 31, 2025, resulted primarily from:

•	$18.3 million of cash provided by the issuance of common stock, net of issuance costs paid in the period, partially offset by

•	$6.8 million of cash used in operations; and

•	$1.8 million of cash used for purchases of common stock related to tax withholding in connection with the vesting of restricted stock, restricted stock units, and performance restricted stock units.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities include corporate notes, federal agency notes, and commercial paper. Our investment policy requires our portfolio to be invested to ensure that the greater of $2.0 million or 20% of the invested funds will be available within 30 days' notice.

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

A decline in the market value of any security that is deemed to be other-than-temporary is charged to earnings. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us for the three and nine months ended September 30, 2026 and 2025.

Cash flows from operating activities

The components of cash flows used in operating activities were:

	Nine Months Ended September 30,		Dollar	Percent
	2026	2025	Increase (Decrease)	Increase (Decrease)
Net loss	$(27,034)	$(28,102)	$(1,068)	(4)%
Non-cash items included in net loss	18,863	15,698	(3,165)	(20)%
Changes in operating assets and liabilities	1,338	(366)	(1,704)	(466)%
Net cash used in operating activities	$(6,833)	$(12,770)	$(5,937)	(46)%

Cash used in operating activities for the nine months ended September 30, 2026, decreased by $5.9 million, compared to the corresponding nine months ended September 30, 2025. The decrease reflects $3.2 million of higher non-cash items included in net loss, a $1.7 million favorable change in operating assets and liabilities, and a $1.1 million lower net loss. The increase in non-cash items included in net loss primarily reflects $3.7 million of higher non-cash stock-based compensation expense, partially offset by a $0.7 million decrease in allowance for doubtful accounts. The favorable change in operating assets and liabilities primarily reflects the timing and amount of customer receipts and vendor payments.

     Cash flows from investing activities

Cash flows provided by investing activities for the nine months ended September 30, 2026, decreased by $10.7 million, compared to the corresponding nine months ended September 30, 2025. The decrease reflects $12.5 million of lower proceeds from maturities of marketable securities, partially offset by $1.3 million of lower purchases of marketable securities and $0.4 million of lower purchases of property and equipment.

     Cash flows from financing activities

Cash flows provided by financing activities for the nine months ended September 30, 2026, increased by $19.0 million, compared to the corresponding nine months ended September 30, 2025. The increase primarily reflects $18.3 million of proceeds from the issuance of common stock, net of issuance costs paid in the period, and $0.6 million lower purchases of common stock.

Future Cash Expectations

We believe that our current cash, cash equivalents, and marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months.

Future Revenue Trends

Our commercial subscription revenue for the remainder of fiscal 2026 as compared to the remainder of fiscal 2025 may be negatively impacted by the step-down in one commercial contract in June 2026 that accounted for $2.6 million of ARR.

Shelf Registration

On July 7, 2026, we filed a new shelf registration statement on Form S-3. The new shelf registration statement became effective on July 13, 2026, and expires on July 13, 2029. Under the new shelf registration statement, we may sell securities in one or more offerings up to $50.0 million. As of September 30, 2026, we had $31.8 million available under the new shelf registration.

On July 13, 2026, upon our new shelf registration becoming effective, our prior shelf registration statement expired with $67.2 million unused.

Equity Sales Agreement

On June 8, 2026, we entered into a Sales Agreement, whereby we may sell from time to time through Needham & Company, LLC, as our sales agent, our common stock having an aggregate offering price of up to $17.5 million. Needham & Company, LLC, will receive a commission of 3.0% of the gross sales price per share of common stock sold. For the three months ended September 30, 2026, we sold no shares under the Sales Agreement. For the nine months ended September 30, 2026, we sold 24 thousand shares at an average price of $12.59 per share under the Sales Agreement totaling $0.3 million of net cash proceeds. As of September 30, 2026, there is $17.2 million available for future issuance under the Sales Agreement. Prior to making any future sales under the Sales Agreement, we would need to, among other things, file a prospectus supplement with respect to the program.

Registered Direct Offering

On September 29, 2026, we entered into purchase agreements with investors providing for the issuance and sale by us of 4.5 million common shares, in the aggregate, in a registered direct offering, which closed on September 30, 2026. The shares were offered at a price of $4.04 per share, totaling $18.2 million of gross cash proceeds, less $1.3 million of commissions and fees.

We may sell shares under the shelf registration and/or use similar or other financing means to raise working capital in the future, if necessary, to support continued investment in our growth initiatives. We may also raise capital in the future to fund acquisitions and/or investments in complementary businesses, technologies or product lines. If it becomes necessary to obtain additional financing, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms. These factors, as well as restrictions contained in our purchase agreements for the September 2026 registered direct offering, may inhibit our near-term ability to obtain financing.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended. Words such as "may," "might," "plan," "should," "could," "expect," "anticipate," "intend," "believe," "project," "forecast," "estimate," "continue," and variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in Item 1A. "Risk Factors" of our 2025 Annual Report), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us. Forward-looking statements include but are not limited to statements relating to:

•	trends and sources of future revenue;

•	anticipated revenue to be generated from current contracts;

•	anticipated expenses, costs, margins, provision for income taxes and investment activities;

•	our assumptions and expectations related to stock awards, including future stock-based compensation expense;

•	our belief that we have one of the world's most extensive patent portfolios in digital watermarking and related fields;

•	our beliefs regarding our critical accounting policies;

•	business opportunities that could require that we seek additional financing and our ability to do so;

•	our expected short-term and long-term liquidity positions;

•	our capital expenditure and working capital requirements and our ability to fund our capital expenditure and working capital needs through cash flow from operations or financing;

•	our expectations regarding our ability to meet future financial obligations as they become due within the coming fiscal year;

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

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective.

Changes in Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.         Legal Proceedings.

On May 8, 2025, a class action lawsuit captioned Ullom v. Digimarc Corp., et al., No. 3:25-cv-00779-JR (the "Ullom Action") was filed against the Company in the United States District Court for the District of Oregon. An amended complaint was filed on November 26, 2025. The amended complaint purports to assert claims against the Company and its now former Chief Executive Officer and current Chief Financial Officer pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, on behalf of a putative class of investors who purchased or otherwise acquired the Company's shares between August 14, 2024 and February 26, 2025 (the "class period"). The Ullom Action seeks to recover damages allegedly caused by purported misstatements and omissions regarding the renewal status of a commercial contract, claiming that these alleged misstatements and omissions artificially inflated the price paid for our common stock during the class period.

Subsequently, five derivative lawsuits were filed nominally on the Company's behalf, including three in the United States District Court for the District of Oregon: (i) Franchi v. McCormack et al., No. 3:25-cv-01543-AN, filed August 29, 2025 (as amended September 2, 2025) (the "Franchi Action"); (ii) Chadwick v. McCormack et al., No. 3:25-cv-01838-JR, filed October 7, 2025 (the "Chadwick action"); and (iii) Jensen v. McCormack et al., No. 3:25-cv-01891-SB, filed October 14, 2025 (the "Jensen action"); and two in the Circuit Court of the State of Oregon for the County of Multnomah: (i) Johnson v. McCormack et al., No. 25-cv-56998, filed October 23, 2025 (the "Johnson action"); and (ii) Sperry v. McCormack et al., No. 26-cv-00621, filed January 6, 2026. These derivative actions are based on the same alleged facts and circumstances as the Ullom Action and are against the Company's now former Chief Executive Officer and current Chief Financial Officer and directors. The derivative actions collectively assert claims pursuant to Sections 10(b), 14(a), and 20(a) of the Exchange Act, as well as for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, unjust enrichment, and waste of corporate assets. Each of the five derivative lawsuits seeks to recover damages on the Company's behalf and alleges that a legally required pre-suit demand on the Board of Directors would be futile and should be excused.

On November 4, 2025, the Chadwick, Jensen and Franchi Actions were consolidated and stayed pending resolution of the Company's anticipated motion to dismiss in the Ullom Action. On January 5, 2026, the Johnson Action was stayed pending the same event. On February 9, 2026, the Company and its now former Chief Executive Officer and current Chief Financial Officer moved to dismiss the Ullom Action. On February 11, 2026, the Johnson and the Sperry Actions were consolidated and remain stayed pending resolution of the defendants' motion to dismiss in the Ullom Action.

On June 23, 2026, the magistrate judge issued findings and a recommendation that the motion to dismiss filed by Digimarc Corporation, the Company's predecessor registrant ("predecessor registrant") and now known as DMRC LLC, and its now former Chief Executive Officer and current Chief Financial Officer in the Ullom Action be granted and that judgment be entered dismissing the Ullom Action. The findings and recommendation are subject to review by the district judge and do not constitute a final order or judgment. On July 17, 2026, the plaintiffs in the Ullom Action filed objections to the findings and recommendation, and on August 10, 2026, the defendants filed their response to those objections. The consolidated federal derivative actions, which were filed nominally on behalf of the predecessor registrant, remain stayed pending resolution of the Ullom Action. In addition, the derivative lawsuits filed in the Circuit Court of the State of Oregon for the County of Multnomah, the Johnson and the Sperry Actions, which were also filed nominally on behalf of the predecessor registrant, remain consolidated and stayed. The defendants, including the Company, believe they have defenses to the claims and are responding accordingly.

Item 1A.      Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc's actual results are set forth in Part I, Item 1A: "Risk Factors" of our 2025 Annual Report. The risks and uncertainties described in our 2025 Annual Report are those risks of which we are aware and that we consider to be material to our business, and such risk factors have not changed materially. If any of these risks and uncertainties develop into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We repurchase shares of common stock in satisfaction of required withholding of income tax liability in connection with the vesting of restricted stock, restricted stock units and performance restricted stock units.

The following table sets forth information regarding purchases of our equity securities during the three months ended September 30, 2026:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
July 1, 2026 to July 31, 2026	—	$—	—	$—
Month 2
August 1, 2026 to August 31, 2026	50,592	$7.53	—	$—
Month 3
September 1, 2026 to September 30, 2026	—	$—	—	$—
Total	50,592	$7.53	—	$—

(1)

Shares of common stock withheld (purchased) by us in satisfaction of required withholding of income tax liability upon vesting of restricted stock, restricted stock units and performance restricted stock units.

Item 5.               Other Information

None of our officers or directors adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K, during the three months ended  September 30, 2026.

Item 6.         Exhibits.

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Digimarc Corporation (f/k/a Digimarc Parent, Inc) (incorporated by reference to Exhibit 3.1 to Digimarc Corporation's Current Report on Form 8-K, filed with the SEC on May 18, 2026 (File No. 001-43301))

3.2	Articles of Amendment to Articles of Incorporation of Digimarc Corporation (f/k/a Digimarc Parent, Inc) (incorporated by reference to Exhibit 3.2 to Digimarc Corporation's Current Report on Form 8-K, filed with the SEC on May 18, 2026 (File No. 001-43301))

3.3	Articles of Amendment to Articles of Incorporation of Digimarc Corporation (f/k/a Digimarc Parent, Inc) (incorporated by reference to Exhibit 3.1 to Digimarc Corporation's Current Report on Form 8-K, filed with the SEC on May 21, 2026 (File No. 001-43301))

3.4	Bylaws of Digimarc Corporation (f/k/a Digimarc Parent, Inc) (incorporated by reference to Exhibit 3.3 to Digimarc Corporation's Current Report on Form 8-K, filed with the SEC on May 18, 2026 (File No. 001-43301))

10.1	Inducement LTIP Unit Award Agreement, dated July 6, 2026, by and between DMRC LLC and Paul Carreiro (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on July 6, 2026 (File No. 001-43301))

10.2	Executive Retention Agreement, dated July 6, 2026, by and between DMRC LLC and Paul Carreiro (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on July 6, 2026 (File No. 001-43301))

10.3	Form of Common Stock Purchase Agreement, dated September 29, 2026 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on September 30, 2026 (File No. 001-43301))

10.4	Form of Registration Rights Agreement, dated September 29, 2026 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Commission on September 30, 2026 (File No. 001-43301))

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1+	Section 1350 Certification of Chief Executive Officer

32.2+	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2026	DIGIMARC CORPORATION

	By:	/s/ Charles Beck
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)